Form 10-Q
period 2022-09-30
Grayscale Litecoin Trust (LTC)
filed 2022-11-04
CIK 1732406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of Shares of the registrant outstanding as of October 31, 2022: 17,204,700

Grayscale® LITECOIN Trust (LTC)

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Litecoin Trust (LTC) (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Investments, LLC (the “Sponsor”) and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part II, Item 1A. Risk Factors.” Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Quarterly Report refer to the Sponsor acting on behalf of the Trust.

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 26.

This Quarterly Report supplements and where applicable amends the Memorandum, as defined in the Trust’s Amended and Restated Declaration of Trust and Trust Agreement, for general purposes.

Industry and Market Data

Although we are responsible for all disclosure contained in this Quarterly Report on Form 10-Q, in some cases we have relied on certain market and industry data obtained from third-party sources that we believe to be reliable. Market estimates are calculated by using independent industry publications in conjunction with our assumptions regarding the Litecoin industry and market. While we are not aware of any misstatements regarding any market, industry or similar data presented herein, such data involves risks and uncertainties and is subject to change based on various factors, including those discussed under the headings “Forward-Looking Statements” and “Part I, Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended June 30, 2022, filed with the Securities and Exchange Commission (the “SEC”) on September 1, 2022 (the “Annual Report”).

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE Litecoin TRUST (LTC)

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	September 30, 2022	June 30, 2022
Assets:
Investment in LTC, at fair value (cost $143,340 and $144,246 as of September 30, 2022 and June 30, 2022, respectively)	$82,611	$79,397
Total assets	$82,611	$79,397
Liabilities:
Sponsor's Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$82,611	$79,397
Net Assets consists of:
Paid-in-capital	149,846	149,846
Accumulated net investment loss	(9,976)	(9,427)
Accumulated net realized gain on investment in LTC	3,470	3,827
Accumulated net change in unrealized depreciation on investment in LTC	(60,729)	(64,849)
	$82,611	$79,397
Shares issued and outstanding, no par value (unlimited Shares authorized)	17,204,700	17,204,700
Net asset value per Share	$4.80	$4.61

See accompanying notes to the unaudited financial statements.

GRAYSCALE Litecoin TRUST (LTC)

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of LTC and percentages)

September 30, 2022
	Quantity of LTC	Cost	Fair Value	% of Net Assets
Investment in LTC	1,534,087.97147226	$143,340	$82,611	100%
Net assets		$143,340	$82,611	100%

June 30, 2022
	Quantity of LTC	Cost	Fair Value	% of Net Assets
Investment in LTC	1,543,785.68163914	$144,246	$79,397	100%
Net assets		$144,246	$79,397	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE Litecoin TRUST (LTC)

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended September 30,
	2022	2021
Investment income:
Investment income	$-	$-
Expenses:
Sponsor's Fee, related party	549	1,561
Net investment loss	(549)	(1,561)
Net realized and unrealized gain from:
Net realized (loss) gain on investment in LTC	(357)	639
Net change in unrealized appreciation on investment in LTC	4,120	15,700
Net realized and unrealized gain on investment	3,763	16,339
Net increase in net assets resulting from operations	$3,214	$14,778

See accompanying notes to the unaudited financial statements.

GRAYSCALE LITECOIN TRUST (LTC)

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended September 30,
	2022	2021
Increase in net assets from operations:
Net investment loss	$(549)	$(1,561)
Net realized (loss) gain on investment in LTC	(357)	639
Net change in unrealized appreciation on investment in LTC	4,120	15,700
Net increase in net assets resulting from operations	3,214	14,778
Increase in net assets from capital share transactions:
Shares issued	-	4,659
Net increase in net assets resulting from capital share transactions	-	4,659
Total increase in net assets from operations and capital share transactions	3,214	19,437
Net assets:
Beginning of period	79,397	219,034
End of period	$82,611	$238,471
Change in Shares outstanding:
Shares outstanding at beginning of period	17,204,700	16,812,000
Shares issued	-	392,700
Net increase in Shares	-	392,700
Shares outstanding at end of period	17,204,700	17,204,700

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

Authorized Participants of the Trust are the only entities who may place orders to create or, if permitted, redeem Baskets. Genesis Global Trading, Inc. (“Genesis” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of DCG, was the only Authorized Participant as of September 30, 2022 and was party to a participant agreement with the Sponsor and the Trust. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor. Effective October 3, 2022, Grayscale Securities, LLC (“Grayscale Securities” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of the Sponsor, is the only Authorized Participant, and is party to a participant agreement with the Sponsor and the Trust. See Note 10 for additional information.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2022 and June 30, 2022 and results of operations for the three months ended September 30, 2022 and 2021 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2022 included in the Trust’s Annual Report on Form 10-K.

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

The Trust only receives LTC in connection with a creation order from the Authorized Participant and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to the Authorized Participant when assessing entity-specific and market-based volume and level of activity for Digital Asset Markets. During the three months ended September 30, 2022, the Authorized Participant may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets, each as defined in the FASB ASC Master Glossary (collectively, “Digital Asset Markets”). The Authorized Participant, as a related party of the Sponsor, provides information about the Digital Asset Markets on which it transacts to the Trust.

In determining which of the eligible Digital Asset Markets is the Trust’s principal market, the Trust reviews these criteria in the following order:

First, the Trust reviews a list of Digital Asset Markets and excludes any Digital Asset Markets that are non-accessible to the Trust and the Authorized Participant. Neither the Trust nor the Authorized Participant has access to Digital Asset Exchange Markets that do not have a BitLicense and have access only to non-Digital Asset Exchange Markets that the Authorized Participant reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.

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

	Amount at	Fair Value Measurement Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
September 30, 2022
Assets
Investment in LTC	$82,611	$82,611	$-	$-
June 30, 2022
Assets
Investment in LTC	$79,397	$79,397	$-	$-

3. Fair Value of LTC

LTC is held by the Custodian on behalf of the Trust and is carried at fair value. As of September 30, 2022 and June 30, 2022, the Trust held 1,534,087.97147226 and 1,543,785.68163914 LTC, respectively.

The Trust determined the fair value per LTC to be $53.85 and $51.43 on September 30, 2022 and June 30, 2022, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Exchange Market considered to be the Trust’s principal market (Coinbase Pro).

The following represents the changes in quantity of LTC and the respective fair value:

(Amounts in thousands, except LTC amounts)	Quantity	Fair Value
Balance at July 1, 2021	1,546,738.94132574	$219,034
LTC contributed	36,069.55132184	4,658
LTC distributed for Sponsor's Fee, related party	(39,022.81100844)	(5,357)
Net change in unrealized depreciation on investment in LTC	-	(140,651)
Net realized gain on investment in LTC	-	1,713
Balance at June 30, 2022	1,543,785.68163914	$79,397
LTC contributed	-	-
LTC distributed for Sponsor's Fee, related party	(9,697.71016688)	(549)
Net change in unrealized appreciation on investment in LTC	-	4,120
Net realized loss on investment in LTC	-	(357)
Balance at September 30, 2022	1,534,087.97147226	$82,611

4. Creations and Redemptions of Shares

At September 30, 2022 and June 30, 2022, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of LTC to the Trust or the distribution of LTC by the Trust. The number of LTC required for each creation Basket or redemption Basket is determined by dividing (x) the number of LTC owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the number of LTC representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0892 and 0.0897 of one LTC at September 30, 2022 and June 30, 2022, respectively. The decrease in the number of LTC represented by each Share is primarily a result of the periodic withdrawal of LTC to pay the Sponsor’s Fee.

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

In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of and during the periods ended September 30, 2022 and June 30, 2022, the Trust did not have a liability for any unrecognized tax amounts. However, the

Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and on-going analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of September 30, 2022 or June 30, 2022.

6. Related Parties

The Trust considers the following entities, their directors, and employees to be related parties of the Trust: DCG, Genesis, Grayscale and CoinDesk Indices, Inc. As of both September 30, 2022 and June 30, 2022, 1,296,956 Shares of the Trust were held by related parties of the Trust.

The Sponsor’s parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase, Inc.’s ownership.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in LTC, monthly in arrears. The amount of LTC payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of LTC used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of LTC is determined by reference to the Digital Asset Exchange Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of September 30, 2022 and June 30, 2022. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three months ended September 30, 2022 and 2021.

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

The Trust may incur certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders (including in connection with any Incidental Rights and any IR Virtual Currency), any indemnification of the Custodian or other agents, service providers or counterparties of the Trust, the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively “Additional Trust Expenses”). In such circumstances, the Sponsor or its delegate (i) will instruct the Custodian to withdraw from the Digital Asset Account LTC, Incidental Rights and/or IR Virtual Currency in such quantity as may be necessary to permit payment of such Additional Trust Expenses and (ii) may either (x) cause the Trust (or its delegate) to convert such LTC, Incidental Rights and/or IR Virtual Currency into U.S. dollars or other fiat currencies at the Actual Exchange Rate or (y) when the Sponsor incurs such expenses on behalf of the Trust, cause the Trust (or its delegate) to deliver LTC, Incidental Rights and/or IR Virtual Currency in kind to the Sponsor in satisfaction of such Additional Trust Expenses.

For the three months ended September 30, 2022 and 2021, the Trust incurred Sponsor’s Fees of $549,154 and $1,560,427, respectively. As of September 30, 2022 and June 30, 2022, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three months ended September 30, 2022 and 2021, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 2, 2022, the Board of the Sponsor (the “Board”) approved the purchase by DCG, the parent company of the Sponsor, of up to $30 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through September 30, 2022, DCG has purchased a total of $1.8 million worth of Shares of the Trust.

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

8. Financial Highlights Per Share Performance

	Three Months Ended September 30,
	2022	2021
Per Share Data:
Net asset value, beginning of period	$4.61	$13.03
Net increase in net assets from investment operations:
Net investment loss	(0.03)	(0.09)
Net realized and unrealized gain	0.22	0.92
Net increase in net assets resulting from operations	0.19	0.83
Net asset value, end of period	$4.80	$13.86
Total return	4.12%	6.37%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%
Expenses	-2.50%	-2.50%

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

Total return is calculated assuming an initial investment made at the net asset value at the beginning of the period and assuming redemption on the last day of the period.

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

10. Subsequent Events

On October 3, 2022, the Sponsor of the Trust entered into a distribution and marketing agreement (the “Distribution and Marketing Agreement”) with Grayscale Securities to assist the Sponsor in distributing the Shares of the Trust, developing an ongoing marketing plan for the Trust, preparing marketing materials regarding the Shares, including the content on the Trust’s website, and executing the marketing plan for the Trust. As a result, effective October 3, 2022, Grayscale Securities is the distributor and marketer of the Shares. Grayscale Securities is a registered broker-dealer with the SEC and is a member of FINRA.

On October 3, 2022, the Sponsor entered into a participant agreement (the “Participant Agreement”) with Grayscale Securities, pursuant to which Grayscale Securities has agreed to act as an Authorized Participant of the Trust. The Participant Agreement provides the procedures for the creation of Shares of the Trust through the Authorized Participant, which are substantially similar to the procedures for the creation of Shares set forth in the Trust’s existing participant agreement with Genesis, except that the Authorized Participant may engage one or more service providers (any such service provider, a “Liquidity Provider”) to source LTC on behalf of the Authorized Participant in connection with the creation of Shares. Effective October 3, 2022, Grayscale Securities is the only acting Authorized Participant of the Trust. Grayscale Securities has engaged Genesis as a Liquidity Provider.

On October 3, 2022, in connection with the entry into the Distribution and Marketing Agreement with Grayscale Securities, the Sponsor and Genesis agreed to terminate the distribution and marketing agreement, dated November 15, 2019, among the Sponsor, the Trust and Genesis, pursuant to which Genesis assisted the Sponsor in distributing the Shares. As a result, effective October 3, 2022, Genesis is no longer acting as the distributor and marketer of the Shares of the Trust.

On October 3, 2022, the Sponsor and Genesis agreed to terminate the participant agreement, dated January 11, 2019, among the Sponsor, the Trust and Genesis, which provided the procedures for the creation of Shares. As a result, effective October 3, 2022, Genesis is no longer acting as an Authorized Participant of the Trust but will continue to serve as a Liquidity Provider.

As of the close of business on October 31, 2022, the fair value of LTC determined in accordance with the Trust’s accounting policy was $55.03 per LTC.

There are no known events that have occurred that require disclosure other than that which has already been disclosed in these notes to the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with, and is qualified in its entirety by reference to, our unaudited financial statements and related notes included elsewhere in this Quarterly Report, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The following discussion may contain forward-looking statements based on assumptions we believe to be reasonable. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those set forth under “Part II, Item 1A. Risk Factors” in this Quarterly Report, or in “Part I, Item 1A. Risk Factors” and “Forward-Looking Statements” or other sections of our Annual Report on Form 10-K for the year ended June 30, 2022.

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

Principal Market and Fair Value Determination

To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s net asset value (“NAV”), the Trust follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820-10, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for LTC in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that LTC is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

Effective October 3, 2022, the Sponsor entered into a Participant Agreement with Grayscale Securities, a wholly owned subsidiary of the Sponsor and an affiliate and related party of the Trust, pursuant to which Grayscale Securities has agreed to act as an Authorized Participant of the Trust. The Participant Agreement provides the procedures for the creation of Shares of the Trust through the Authorized Participant, which are substantially similar to the procedures for the creation of Shares set forth in the Trust’s existing participant agreement with Genesis, except that the Authorized Participant may engage a Liquidity Provider to source LTC on behalf of the Authorized Participant in connection with the creation of Shares. Effective October 3, 2022, Grayscale Securities is the only acting Authorized Participant of the Trust. Grayscale Securities has engaged Genesis as a Liquidity Provider.

The Trust only receives LTC in connection with a creation order from the Authorized Participant and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets and may look to an Authorized Participant, or an Authorized Participant’s Liquidity Provider(s), when assessing entity-specific volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider on behalf of the Authorized Participant(s), may transact in a Brokered Market, a Dealer Market, Principal-to-Principal Markets and Exchange Markets, each as defined in the FASB ASC Master Glossary. In determining which of the eligible Digital Asset Markets is the Trust’s principal market, the Trust reviews these criteria in the following order:

•
First, the Trust reviews a list of Digital Asset Markets and excludes any Digital Asset Markets that are non-accessible to the Trust and the Authorized Participant(s). As of September 30, 2022, neither the Trust nor the Authorized Participant(s) has access to Digital Asset Exchanges that do not have a BitLicense, which would require a Digital Asset Exchange to follow anti-money laundering (“AML”) and know-your-customer (“KYC”) procedures, and have access only to non-Digital Asset

Exchange Markets that the Authorized Participant reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.
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

The cost basis of the investment in LTC recorded by the Trust for financial reporting purposes is the fair value of LTC at the time of transfer. The cost basis recorded by the Trust may differ from proceeds collected by an Authorized Participant from the sale of the corresponding Shares to investors.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three Months Ended September 30, 2022 and 2021

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, LTC and price of LTC amounts, are in thousands)

	Three Months Ended September 30,
	2022	2021
Net realized and unrealized gain on investment in LTC	$3,763	$16,339
Net increase in net assets resulting from operations	$3,214	$14,778
Net assets	$82,611	$238,471

Net realized and unrealized gain on investment in LTC for the three months ended September 30, 2022 was $3,763 which includes a realized loss of $(357) on the transfer of LTC to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in LTC of $4,120. Net realized and unrealized gain on investment in LTC for the period was driven by LTC price appreciation from $51.43 per LTC as of June 30, 2022 to $53.85 per LTC as of September 30, 2022. Net increase in net assets resulting from operations was $3,214 for the three months ended September 30, 2022, which consisted of the net realized and unrealized gain on investment in LTC, less the Sponsor’s Fee of $549. Net assets increased to $82,611 at September 30, 2022, a 4% increase for the three-month period. The increase in net assets resulted from the aforementioned LTC price appreciation, partially offset by the withdrawal of approximately 9,698 LTC to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in LTC for the three months ended September 30, 2021 was $16,339 which includes a realized gain of $639 on the transfer of LTC to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in LTC of $15,700. Net realized and unrealized gain on investment in LTC for the period was driven by LTC price appreciation from $141.61 per LTC as of June 30, 2021 to $151.61 per LTC as of September 30, 2021. Net increase in net assets resulting from operations was

$14,778 for the three months ended September 30, 2021, which consisted of the net realized and unrealized gain on investment in LTC, less the Sponsor’s Fee of $1,561. Net assets increased to $238,471 at September 30, 2021, a 9% increase for the three-month period. The increase in net assets resulted from the LTC price appreciation and the contribution of approximately 36,070 LTC with a value of $4,659 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 9,884 LTC to pay the foregoing Sponsor’s Fee.

Cash Resources and Liquidity

The Trust has not had a cash balance at any time since inception. When selling LTC, Incidental Rights and/or IR Virtual Currency in the Digital Asset Market to pay Additional Trust Expenses on behalf of the Trust, the Sponsor endeavors to sell the exact number of LTC, Incidental Rights and/or IR Virtual Currency needed to pay expenses in order to minimize the Trust’s holdings of assets other than LTC. As a consequence, the Sponsor expects that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period. Furthermore, the Trust is not a party to any off-balance sheet arrangements.

In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this Quarterly Report was the Sponsor’s Fee. The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	Three Months Ended September 30,
	2022	2021
	(All LTC balances are rounded to the nearest whole LTC)
LTC:
Opening balance	1,543,786	1,546,739
Creations	-	36,070
Sponsor's Fee, related party	(9,698)	(9,884)
Closing balance	1,534,088	1,572,925
Accrued but unpaid Sponsor's Fee, related party	-	-
Net closing balance	1,534,088	1,572,925
Number of Shares:
Opening balance	17,204,700	16,812,000
Creations	-	392,700
Closing balance	17,204,700	17,204,700

	As of September 30,
	2022	2021
Price of LTC on principal market(1)	$53.85	$151.61
NAV per Share(2)	$4.80	$13.86
Index Price	$53.87	$151.87
Digital Asset Holdings per Share(3)	$4.80	$13.88

(1)
The Trust performed an assessment of the principal market at September 30, 2022 and 2021, and identified the principal market as Coinbase Pro.
(2)
As of September 30, 2022 and 2021 the NAV per Share was calculated using the fair value of LTC based on the price provided by Coinbase Pro, the Digital Asset Exchange that the Trust currently considers its principal market, as of 4:00 p.m., New York time, on the valuation date.
(3)
The Trust’s Digital Asset Holdings per Share is derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s Digital Asset Holdings per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Exchanges. See “Item 1. Business—Overview of the LTC Industry and Market—LTC Value—The Index and the Index Price” in the Trust’s Annual Report on Form 10-K for a description of the Index and the Index Price. Effective July 23, 2022, the Index Provider added FTX.US to the Index due to the exchange meeting the minimum liquidity requirements and did not remove any Constituent Exchanges as part of its scheduled quarterly review. The Digital Asset Exchanges used to calculate the Index Price as of September 30, 2022 were Coinbase Pro, Bitstamp, Kraken, LMAX Digital, and FTX.US. As of September 30, 2021, the Digital Asset Exchanges used to calculate the Index Price consisted of Coinbase Pro, Bitstamp, Kraken, and LMAX Digital. See “Item 1. Business—Valuation of LTC and Determination of the Trust’s

Digital Asset Holdings” in the Trust’s Annual Report on Form 10-K for a description of the Trust’s Digital Asset Holdings per Share.

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

As of September 30, 2022, the Trust had a net closing balance with a value of $82,641,319, based on the Index Price (non-GAAP methodology). As of September 30, 2022, the Trust had a total market value of $82,610,637, based on the principal market (Coinbase Pro).

As of September 30, 2021, the Trust had a net closing balance with a total value of $238,880,111, based on the Index Price (non-GAAP methodology). As of September 30, 2021, the Trust had a total market value of $238,471,150, based on the principal market (Coinbase Pro).

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

The following chart illustrates the movement in the Trust’s Digital Asset Holdings per Share versus the Index Price and the Trust’s NAV per Share from March 1, 2018 to September 30, 2022.

The following table illustrates the movements in the Index Price from the beginning of the Trust’s operations on March 1, 2018 to September 30, 2022. Since the beginning of the Trust’s operations, the Index Price has ranged from $22.48 to $371.71, with the straight average being $97.70 through September 30, 2022. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Exchanges individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
March 1, 2018 (the first Creation Basket of the Trust) to September 30, 2018	$106.61	$213.58	3/1/2018	$51.26	9/11/2018	$60.80	$64.85
Twelve months ended September 30, 2019	$66.76	$142.00	6/22/2019	$22.48	12/14/2018	$55.72	$55.72
Twelve months ended September 30, 2020	$50.69	$82.52	2/14/2020	$32.16	3/16/2020	$45.92	$45.92
Twelve months ended September 30, 2021	$156.72	$371.71	5/11/2021	$44.77	10/2/2020	$151.87	$151.87
Twelve months ended September 30, 2022	$111.53	$275.50	11/10/2021	$42.68	6/18/2022	$53.87	$53.87
March 1, 2018 (the first Creation Basket of the Trust) to September 30, 2022	$97.70	$371.71	5/11/2021	$22.48	12/14/2018	$53.87	$53.87

The following table illustrates the movements in the Digital Asset Market price of LTC, as reported on the Trust’s principal market, from the beginning of the Trust’s operations on March 1, 2018 to September 30, 2022. Since the beginning of the Trust’s operations, the price of LTC has ranged from $22.47 to $371.96, with the straight average being $97.71 through September 30, 2022.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
March 1, 2018 (the first Creation Basket of the Trust) to September 30, 2018	$106.65	$213.49	3/1/2018	$51.26	9/11/2018	$60.91	$64.74
Twelve months ended September 30, 2019	$66.77	$141.89	6/22/2019	$22.47	12/14/2018	$55.71	$55.71
Twelve months ended September 30, 2020	$50.69	$82.52	2/14/2020	$32.27	3/16/2020	$45.88	$45.88
Twelve months ended September 30, 2021	$156.73	$371.96	5/11/2021	$44.75	10/2/2020	$151.61	$151.61
Twelve months ended September 30, 2022	$111.53	$275.95	11/10/2021	$42.61	6/18/2022	$53.85	$53.85
March 1, 2018 (the first Creation Basket of the Trust) to September 30, 2022	$97.71	$371.96	5/11/2021	$22.47	12/14/2018	$53.85	$53.85

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

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Item 1A. Risk Factors” of the registrant’s Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Litecoin Trust (LTC) (OTCQX: LTCN) by DCG, the parent company of the Sponsor, on a monthly basis during the three months ended September 30, 2022:

Period	(a) Total Number of Shares of LTCN Purchased	(b) Average Price Paid per Share of LTCN	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in millions)
July 1, 2022 - July 31, 2022	-	$-	-	$28.2
August 1, 2022 - August 31, 2022	-	-	-	28.2
September 1, 2022 - September 30, 2022	-	-	-	28.2
Total	-	$-	-	$28.2

(1)
On March 2, 2022, the Board of the Sponsor approved the purchase by DCG, the parent company of the Sponsor, of up to $30 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through October 31, 2022, DCG purchased $1.8 million worth of Shares of the Trust under this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Changes to the Audit Committee of the Board of Directors of the Sponsor

On November 4, 2022, the Sponsor of the Trust appointed Hugh Ross, Chief Operating Officer of the Sponsor, to serve on the Audit Committee of the Board. Mr. Ross replaced Barry E. Silbert on the Audit Committee, who will remain as Chairman of the Board. Effective November 4, 2022, the Audit Committee consists of Michael Sonnenshein, Edward McGee, and Hugh Ross.

Hugh Ross, Chief Operating Officer

Hugh Ross, 55, is the Chief Operating Officer of the Sponsor since February 2021. Prior to joining the Sponsor, Mr. Ross served twelve years as Chief Operating Officer of Horizon Kinetics LLC, a New York-based investment manager where he was responsible for the operating infrastructure and various digital asset initiatives. During the ten years immediately preceding his tenure at Horizon Kinetics, Mr. Ross was a Vice President with Goldman Sachs & Co. where he served as Chief Operating Officer of the long-only investment manager research team then-known as Global Manager Strategies (“GMS”), within Goldman Sachs Asset Management (“GSAM”). Mr. Ross also served as a compliance officer for both GSAM and Goldman’s Private Wealth Management business. Prior to joining Goldman Sachs, Mr. Ross worked as an in-house counsel for a transfer agent and started his career as a securities industry attorney representing broker-dealers and investment advisers. Mr. Ross is a graduate of the Goizueta Business School at Emory University (B.B.A) and New York Law School (J.D.).

Item 6. Exhibits

Exhibit Number	Exhibit Description

4.1

Participant Agreement, dated October 3, 2022, between Grayscale Investments, LLC and Grayscale Securities, LLC (incorporated by reference to Exhibit 4.1 of the periodic report on Form 8-K filed by the Registrant on October 3, 2022).

10.1

Distribution and Marketing Agreement, dated October 3, 2022, between Grayscale Investments, LLC and Grayscale Securities, LLC (incorporated by reference to Exhibit 10.1 of the periodic report on Form 8-K filed by the Registrant on October 3, 2022).

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

32.1

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

32.2

Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022.

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

“Authorized Participant”—Certain eligible financial institutions that have entered into an agreement with the Trust and the Sponsor concerning the creation of Shares. Each Authorized Participant (i) is a registered broker-dealer, (ii) has entered into a Participant Agreement with the Sponsor and (iii) owns a digital wallet address that is known to the Custodian as belonging to the Authorized Participant or such Authorized Participant’s Liquidity Provider.

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

“Digital Asset Holdings”— The aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses) calculated in the manner set forth under “Item 1. Business—Valuation of LTC and Determination of the Trust’s Digital Asset Holdings” in our Annual Report. See also “Item 1. Business—Investment Objective” in our Annual Report for a description of the Trust’s NAV, as calculated in accordance with GAAP.

“Digital Asset Holdings Fee Basis Amount”—The amount on which the Sponsor’s Fee for the Trust is based, as calculated in the manner set forth under “Item 1. Business—Valuation of LTC and Determination of the Trust’s Digital Asset Holdings” in our Annual Report.

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

“Genesis”—Genesis Global Trading, Inc., a wholly owned subsidiary of Digital Currency Group, Inc., which as of the date of this Quarterly Report, is the only acting Liquidity Provider.

“Grayscale Securities”—Grayscale Securities, LLC, a wholly owned subsidiary of the Sponsor, which as of the date of this Quarterly Report, is the only acting Authorized Participant.

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

“Index Price”—The U.S. dollar value of an LTC derived from the Digital Asset Exchanges that are reflected in the Index, calculated at 4:00 p.m., New York time, on each business day. See “Item 1. Business—Overview of the LTC Industry and Market—LTC Value—The Index and the Index Price” in our Annual Report for a description of how the Index Price is calculated. For purposes of the Trust Agreement, the term LTC Index Price shall mean the Index Price as defined herein.

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

“Liquidity Provider”—A service provider engaged by an Authorized Participant to source LTC on behalf of the Authorized Participant in connection with the creation of Shares.

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

Date: November 4, 2022

* The Registrant is a trust and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Sponsor of the Registrant.