Form 10-Q
period 2024-03-31
Grayscale Litecoin Trust (LTC)
filed 2024-05-03
CIK 1732406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of Shares of the registrant outstanding as of April 30, 2024: 19,765,400

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

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE Litecoin TRUST (LTC)

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	March 31, 2024	June 30, 2023
Assets:
Investment in LTC, at fair value (cost $145,563 and $140,684 as of March 31, 2024 and June 30, 2023, respectively)	$163,965	$158,667
Total assets	$163,965	$158,667
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$163,965	$158,667
Net Assets consists of:
Paid-in-capital	157,359	149,846
Accumulated net investment loss	(14,356)	(12,243)
Accumulated net realized gain on investment in LTC	2,560	3,081
Accumulated net change in unrealized appreciation on investment in LTC	18,402	17,983
	$163,965	$158,667
Shares issued and outstanding, no par value (unlimited Shares authorized)	18,255,500	17,204,700
Principal market net asset value per Share	$8.98	$9.22

See accompanying notes to the unaudited financial statements.

GRAYSCALE Litecoin TRUST (LTC)

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of LTC and percentages)

March 31, 2024
	Quantity of LTC	Cost	Fair Value	% of Net Assets
Investment in LTC	1,567,843.87910112	$145,563	$163,965	100%
Net assets		$145,563	$163,965	100%

June 30, 2023
	Quantity of LTC	Cost	Fair Value	% of Net Assets
Investment in LTC	1,505,668.18819118	$140,684	$158,667	100%
Net assets		$140,684	$158,667	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE Litecoin TRUST (LTC)

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor’s Fee, related party	719	827	2,113	1,987
Net investment loss	(719)	(827)	(2,113)	(1,987)
Net realized and unrealized gain (loss) from:
Net realized loss on investment in LTC	(154)	(48)	(521)	(695)
Net change in unrealized appreciation on investment in LTC	47,940	29,624	419	59,264
Net realized and unrealized gain (loss) on investment	47,786	29,576	(102)	58,569
Net increase (decrease) in net assets resulting from operations	$47,067	$28,749	$(2,215)	$56,582

See accompanying notes to the unaudited financial statements.

GRAYSCALE LITECOIN TRUST (LTC)

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Increase (decrease) in net assets from operations:
Net investment loss	$(719)	$(827)	$(2,113)	$(1,987)
Net realized loss on investment in LTC	(154)	(48)	(521)	(695)
Net change in unrealized appreciation on investment in LTC	47,940	29,624	419	59,264
Net increase (decrease) in net assets resulting from operations	47,067	28,749	(2,215)	56,582
Increase in net assets from capital share transactions:
Shares issued	7,513	-	7,513	-
Net increase in net assets resulting from capital share transactions	7,513	-	7,513	-
Total increase in net assets from operations and capital share transactions	54,580	28,749	5,298	56,582
Net assets:
Beginning of period	109,385	107,230	158,667	79,397
End of period	$163,965	$135,979	$163,965	$135,979
Change in Shares outstanding:
Shares outstanding at beginning of period	17,204,700	17,204,700	17,204,700	17,204,700
Shares issued	1,050,800	-	1,050,800	-
Net increase in Shares	1,050,800	-	1,050,800	-
Shares outstanding at end of period	18,255,500	17,204,700	18,255,500	17,204,700

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

Grayscale Investments, LLC (“Grayscale” or the “Sponsor”) acts as the Sponsor of the Trust and is a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays Grayscale a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other investment products including Grayscale Basic Attention Token Trust (BAT) (OTCQB: GBAT), Grayscale Bitcoin Trust (BTC) (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Chainlink Trust (LINK) (OTCQX: GLNK), Grayscale Decentraland Trust (MANA) (OTCQX: MANA), Grayscale Ethereum Trust (ETH) (OTCQX: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Filecoin Trust (FIL) (OTCQB: FILG), Grayscale Horizen Trust (ZEN) (OTCQX: HZEN), Grayscale Livepeer Trust (LPT) (OTCQX: GLIV), Grayscale Solana Trust (SOL) (OTCQX: GSOL), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH), Grayscale Decentralized Finance (DeFi) Fund LLC (OTCQB: DEFG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), and Grayscale Smart Contract Platform Ex Ethereum (ETH) Fund LLC, each of which is an affiliate of the Trust. The following investment products sponsored or managed by the Sponsor are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Cash Trust (BCH), Grayscale Ethereum Trust (ETH), Grayscale Ethereum Classic Trust (ETC), Grayscale Horizen Trust (ZEN), Grayscale Stellar Lumens Trust (XLM), Grayscale Zcash Trust (ZEC), and Grayscale Digital Large Cap Fund LLC. On January 10, 2024, the Securities and Exchange Commission (the “SEC”) approved an application under Rule 19b-4 of the Exchange Act by NYSE Arca, Inc. (“NYSE Arca”) to list the shares of the Grayscale Bitcoin Trust (BTC), which began trading on NYSE Arca on January 11, 2024. Grayscale Bitcoin Trust (BTC) is an SEC reporting company with its shares registered pursuant to Section 12(b) of the Exchange Act. Grayscale Advisors, LLC, a Registered Investment Advisor and an affiliate of the Sponsor, is the advisor to the Grayscale Future of Finance (NYSE Arca: GFOF) product.

Authorized Participants of the Trust are the only entities who may place orders to create or, if permitted, redeem Baskets. Grayscale Securities, LLC (“Grayscale Securities” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and wholly owned subsidiary of the Sponsor, is the only Authorized Participant, and is party to a participant agreement with the Sponsor and the Trust. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor. Liquidity Providers who are unaffiliated with the Trust may be engaged from time to time and at any time. Genesis Global Trading, Inc. (“Genesis”), a wholly owned subsidiary of DCG, served as a Liquidity Provider from October 3, 2022 to September 12, 2023.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2024 and June 30, 2023 and results of operations for the three and nine months ended March 31, 2024 and 2023 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2023 included in the Trust’s Annual Report on Form 10-K.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2024
Assets
Investment in LTC	$163,965	$163,965	$-	$-
June 30, 2023
Assets
Investment in LTC	$158,667	$158,667	$-	$-

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 is intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity’s crypto asset holdings by requiring disclosure about significant holdings, contractual sale restrictions, and changes during the reporting period. ASU 2023-08 is effective for annual and interim reporting periods beginning after December 15, 2024. Early adoption is permitted for both interim and annual financial statements that have not yet been issued. The Sponsor of the Trust is evaluating this new guidance as of March 31, 2024. If the Sponsor elects to adopt in a subsequent interim period prior to the effective date, such adoption would be reflected retroactive to the beginning of the fiscal year. The Sponsor does not anticipate any material impact on its financial statements and disclosures as the Trust historically used fair value as its method of accounting for LTC in accordance with its classification as an investment company for accounting purposes.

3. Fair Value of LTC

LTC is held by the Custodian on behalf of the Trust and is carried at fair value. As of March 31, 2024 and June 30, 2023, the Trust held 1,567,843.87910112 and 1,505,668.18819118 LTC, respectively.

The Trust determined the fair value per LTC to be $104.58 and $105.38 on March 31, 2024 and June 30, 2023, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of LTC and the respective fair value:

(Amounts in thousands, except LTC amounts)	Quantity	Fair Value
Balance at June 30, 2022	1,543,785.68163914	$79,397
LTC contributed	-	-
LTC distributed for Sponsor’s Fee, related party	(38,117.49344796)	(2,816)
Net change in unrealized appreciation on investment in LTC	-	82,832
Net realized loss on investment in LTC	-	(746)
Balance at June 30, 2023	1,505,668.18819118	$158,667
LTC contributed	90,388.31359705	7,513
LTC distributed for Sponsor’s Fee, related party	(28,212.62268711)	(2,113)
Net change in unrealized appreciation on investment in LTC	-	419
Net realized loss on investment in LTC	-	(521)
Balance at March 31, 2024	1,567,843.87910112	$163,965

4. Creations and Redemptions of Shares

At March 31, 2024 and June 30, 2023, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of LTC to the Trust or the distribution of LTC by the Trust. The amount of LTC required for each creation Basket or redemption Basket is determined by dividing (x) the amount of LTC owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of LTC representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0859 and 0.0875 of one LTC at March 31, 2024 and June 30, 2023, respectively. The decrease in the amount of LTC represented by each Share is primarily a result of the periodic withdrawal of LTC to pay the Sponsor’s Fee.

The cost basis of investments in LTC recorded by the Trust is the fair value of LTC, as determined by the Trust, at 4:00 p.m., New York time, on the date of transfer to the Trust by the Authorized Participant, or Liquidity Provider, based on the creation Baskets. The cost basis recorded by the Trust may differ from proceeds collected by the Authorized Participant from the sale of each Share to investors. The Authorized Participant or Liquidity Provider may realize significant profits buying, selling, creating, and, if permitted, redeeming Shares as a result of changes in the value of Shares or LTC.

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

In accordance with GAAP, the Trust has defined the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of, and during the periods ended March 31, 2024 and June 30, 2023, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of March 31, 2024 or June 30, 2023.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of March 31, 2024: DCG, Genesis, Grayscale and Grayscale Securities. As of March 31, 2024 and June 30, 2023, 819,678 and 1,126,498 Shares of the Trust were held by related parties of the Trust, respectively.

The Sponsor’s parent, an affiliate of the Trust, holds a minority interest in Coinbase, Inc., the parent company of the Custodian, that represents less than 1.0% of Coinbase, Inc.’s ownership.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in LTC, monthly in arrears. The amount of LTC payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of LTC used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of LTC is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of March 31, 2024 and June 30, 2023. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and nine months ended March 31, 2024 and 2023.

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

For the three months ended March 31, 2024 and 2023, the Trust incurred Sponsor’s Fees of $718,091 and $827,297, respectively. For the nine months ended March 31, 2024 and 2023, the Trust incurred Sponsor’s Fees of $2,112,708 and $1,987,147, respectively. As of March 31, 2024 and June 30, 2023, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and nine months ended March 31, 2024 and 2023 the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 2, 2022, the Board of the Sponsor (the “Board”) approved the purchase by DCG, the parent company of the Sponsor, of up to $30 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through March 31, 2022, DCG purchased $1.8 million worth of Shares of the Trust. From April 1, 2022 through March 31, 2024, DCG had not purchased any Shares of the Trust under this authorization.

7. Risks and Uncertainties

The Trust is subject to various risks including market risk, liquidity risk, and other risks related to its concentration in a single asset, LTC. Investing in LTC is currently highly speculative and volatile.

The Principal Market NAV of the Trust, calculated by reference to the principal market price in accordance with U.S. GAAP, relates primarily to the value of LTC held by the Trust, and fluctuations in the price of LTC could materially and adversely affect an investment in the Shares of the Trust. The price of LTC has a limited history. During such history, LTC prices have been volatile and subject to influence by many factors, including the levels of liquidity. If the Digital Asset Markets continue to experience significant price fluctuations, the Trust may experience losses. Several factors may affect the price of LTC, including, but not limited to, global LTC supply and demand, theft of LTC from global trading platforms or vaults, competition from other forms of digital currency or payment services, global or regional political, economic or financial conditions, and other unforeseen events and situations.

The LTC held by the Trust are commingled, and the Trust’s shareholders have no specific rights to any specific LTC. In the event of the insolvency of the Trust, its assets may be inadequate to satisfy a claim by its shareholders.

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

The SEC has stated that certain digital assets may be considered “securities” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements by senior officials at the SEC have indicated that the SEC did not consider Bitcoin or Ether to be securities, and does not currently consider Bitcoin to be a security. The SEC staff has also provided informal assurances via no-action letter to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the issuers and promoters of several other digital assets on the basis that the digital assets in question are securities.

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

8. Financial Highlights Per Share Performance

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Per Share Data:
Principal market net asset value, beginning of period	$6.36	$6.23	$9.22	$4.61
Net increase (decrease) in net assets from investment operations:
Net investment loss	(0.04)	(0.05)	(0.12)	(0.12)
Net realized and unrealized gain (loss)	2.66	1.72	(0.12)	3.41
Net increase (decrease) in net assets resulting from operations	2.62	1.67	(0.24)	3.29
Principal market net asset value, end of period	$8.98	$7.90	$8.98	$7.90
Total return	41.19%	26.81%	-2.60%	71.37%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%	-2.50%

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

10. Subsequent Events

As of the close of business on April 30, 2024, the fair value of LTC determined in accordance with the Trust’s accounting policy was $77.99 per LTC.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Nine Months Ended March 31, 2024 and 2023

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, LTC and price of LTC amounts, are in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net realized and unrealized gain (loss) on investment	$47,786	$29,576	$(102)	$58,569
Net increase (decrease) in net assets resulting from operations	$47,067	$28,749	$(2,215)	$56,582
Net assets(1)	$163,965	$135,979	$163,965	$135,979
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of LTC on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized gain on investment in LTC for the three months ended March 31, 2024 was $47,786, which includes a realized loss of ($154) on the transfer of LTC to pay the Sponsor’s Fee, and net change in unrealized appreciation on investment in LTC of $47,940. Net realized and unrealized gain on investment in LTC for the period was driven by LTC price appreciation from $73.57 per LTC as of December 31, 2023, to $104.58 per LTC as of March 31, 2024. Net increase in net assets resulting from operations was $47,067 for the three months ended March 31, 2024, which consisted of the net realized and unrealized gain on investment in LTC, less the Sponsor’s Fee of $719. Net assets increased to $163,965 at March 31, 2024, a 50% increase for the three-month period. The increase in net assets resulted from the aforementioned LTC price appreciation and the contribution of approximately 90,388 LTC with a value of $7,513 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 9,355 LTC to pay the foregoing Sponsor’s Fee.

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

Net realized and unrealized loss on investment in LTC for the nine months ended March 31, 2024 was ($102), which includes a realized loss of ($521) on the transfer of LTC to pay the Sponsor’s Fee, and net change in unrealized appreciation on investment in LTC of $419. Net realized and unrealized loss on investment in LTC for the period was driven by LTC price depreciation from $105.38 per LTC as of June 30, 2023, to $104.58 per LTC as of March 31, 2024. Net decrease in net assets resulting from operations was ($2,215) for the nine months ended March 31, 2024, which consisted of the net realized and unrealized loss on investment in LTC, plus the Sponsor’s Fee of $2,113. Net assets increased to $163,965 at March 31, 2024, a 3% increase for the nine-month period. The increase in net assets resulted from the contribution of approximately 90,388 LTC with a value of $7,513 to the Trust in connection with Share creations during the period, partially offset by the aforementioned LTC price depreciation and the withdrawal of approximately 28,212 LTC to pay the foregoing Sponsor’s Fee.

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

Cash Resources and Liquidity

The Trust has not had a cash balance at any time since inception. When selling LTC, Incidental Rights and/or IR Virtual Currency in the Digital Asset Market to pay Additional Trust Expenses on behalf of the Trust, the Sponsor endeavors to sell the exact amount of LTC, Incidental Rights and/or IR Virtual Currency needed to pay expenses in order to minimize the Trust’s holdings of assets other than LTC. As a consequence, the Sponsor expects that the Trust will not record any cash flow from its operations and that its cash balance will be zero at the end of each reporting period. Furthermore, the Trust is not a party to any off-balance sheet arrangements.

In exchange for the Sponsor’s Fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this Quarterly Report was the Sponsor’s Fee. The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs.

Selected Operating Data

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	(All LTC balances are rounded to the nearest whole LTC)
LTC:
Opening balance	1,486,811	1,524,451	1,505,668	1,543,786
Creations	90,388	-	90,388	-
Sponsor’s Fee, related party	(9,355)	(9,369)	(28,212)	(28,704)
Closing balance	1,567,844	1,515,082	1,567,844	1,515,082
Accrued but unpaid Sponsor’s Fee, related party	-	-	-	-
Net closing balance	1,567,844	1,515,082	1,567,844	1,515,082
Number of Shares:
Opening balance	17,204,700	17,204,700	17,204,700	17,204,700
Creations	1,050,800	-	1,050,800	-
Closing balance	18,255,500	17,204,700	18,255,500	17,204,700

	As of March 31,
	2024	2023
Price of LTC on principal market(1)	$104.58	$89.75
Principal Market NAV per Share(2)	$8.98	$7.90
Index Price	$104.63	$89.77
NAV per Share(3)	$8.99	$7.91
(1)
The Trust performed an assessment of the principal market at March 31, 2024 and 2023, and identified the principal market as Coinbase.
(2)
As of March 31, 2024 and 2023, the Principal Market NAV per Share was calculated using the fair value of LTC based on the price provided by Coinbase, the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date. Prior to February 7, 2024, Principal Market NAV was referred to as NAV and Principal Market NAV per Share was referred to as NAV per Share.
(3)
The Trust’s NAV per Share is derived from the Index Price, as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. Prior to February 7, 2024, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 1. Business—Overview of the LTC Industry and Market—LTC Value—The Index and the Index Price” in the Trust’s Annual Report on Form 10-K for a description of the Index and the Index Price. The Digital Asset Trading Platforms included in the Index as of March 31, 2024 were Coinbase, Kraken and LMAX Digital. The Digital Asset Trading Platforms included in the Index as of March 31, 2023 were Coinbase, Cboe Digital, Kraken, and LMAX Digital. See “Item 1. Business—Valuation of LTC and Determination of Digital Asset Holdings” in the Trust’s Annual Report on Form 10-K for a description of the Trust’s NAV per Share.

For accounting purposes, the Trust reflects creations and the LTC receivable with respect to such creations on the date of receipt of a notification of a creation but does not issue Shares until the requisite amount of LTC is received. At this time, the Trust is not accepting redemption requests from shareholders. Subject to receipt of regulatory approval from the SEC and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. The Trust currently has no intention of seeking regulatory approval to operate an ongoing redemption program.

As of March 31, 2024, the Trust had a net closing balance with a value of $164,043,505, based on the Index Price (non-GAAP methodology). As of March 31, 2024, the Trust had a total market value of $163,965,113, based on the Digital Asset Market price of LTC on the Trust’s principal market (Coinbase).

As of March 31, 2023, the Trust had a net closing balance with a value of $136,008,953, based on the Index Price (non-GAAP methodology). As of March 31, 2023, the Trust had a total market value of $135,978,652, based on the Digital Asset Market price of LTC on the Trust’s principal market (Coinbase).

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

The following chart illustrates the movement in the Trust’s NAV per Share versus the Index Price and the Trust’s Principal Market NAV per Share from March 1, 2018 to March 31, 2024. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the LTC Industry and Market—LTC Value—The Index and the Index Price” in the Trust’s Annual Report on Form 10-K.

The following table illustrates the movements in the Index Price from April 1, 2019 to March 31, 2024. During such period, the Index Price has ranged from $32.16 to $371.71, with the straight average being $96.02 through March 31, 2024. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Trading Platforms individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended March 31, 2020	$72.28	$142.00	6/22/2019	$32.16	3/16/2020	$39.05	$39.05
Twelve months ended March 31, 2021	$85.26	$239.43	2/19/2021	$37.57	4/1/2020	$193.39	$193.39
Twelve months ended March 31, 2022	$172.47	$371.71	5/11/2021	$97.36	3/7/2022	$124.36	$124.36
Twelve months ended March 31, 2023	$72.12	$126.63	4/3/2022	$42.68	6/18/2022	$89.77	$89.77
Twelve months ended March 31, 2024	$78.10	$111.10	7/2/2023	$58.07	9/11/2023	$104.63	$93.58
April 1, 2019 to March 31, 2024	$96.02	$371.71	5/11/2021	$32.16	3/16/2020	$104.63	$93.58

The following table illustrates the movements in the Digital Asset Market price of LTC, as reported on the Trust’s principal market, from April 1, 2019 to March 31, 2024. During such period, the price of LTC has ranged from $32.27 to $371.96, with the straight average being $96.03 through March 31, 2024.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended March 31, 2020	$72.29	$141.89	6/22/2019	$32.27	3/16/2020	$39.05	$39.05
Twelve months ended March 31, 2021	$85.26	$239.47	2/19/2021	$37.60	4/1/2020	$193.22	$193.22
Twelve months ended March 31, 2022	$172.48	$371.96	5/11/2021	$97.23	3/7/2022	$124.25	$124.25
Twelve months ended March 31, 2023	$72.12	$126.58	4/3/2022	$42.61	6/18/2022	$89.75	$89.75
Twelve months ended March 31, 2024	$78.10	$111.06	7/2/2023	$58.11	9/11/2023	$104.58	$93.54
April 1, 2019 to March 31, 2024	$96.03	$371.96	5/11/2021	$32.27	3/16/2020	$104.58	$93.54

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from August 18, 2020 to March 31, 2024.

LTCN Premium/(Discount): LTCN Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares as reported by OTCQX and the Trust’s NAV per Share from August 18, 2020 to March 31, 2024.

LTCN Premium/(Discount): LTCN Share Price vs. NAV per Share (Non-GAAP) (%)

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

On January 30, 2023, Osprey Funds, LLC (“Osprey”) filed a suit in Connecticut Superior Court against the Sponsor alleging that statements the Sponsor made in its advertising and promotion of Grayscale Bitcoin Trust violated the Connecticut Unfair Trade Practices Act, and seeking statutory damages and injunctive relief. On April 17, 2023, the Sponsor filed a motion to dismiss the complaint and, following briefing, a hearing on the motion to dismiss was held on June 26, 2023. On October 23, 2023, the Court denied the Sponsor’s motion to dismiss. On November 6, 2023, the Sponsor filed a motion for reargument of the Court’s order denying the Sponsor’s motion to dismiss. On November 16, 2023, Osprey filed an opposition to the Sponsor’s motion for reargument, and on November 30, 2023, the Sponsor filed a reply in further support of its motion for reargument. On March 11, 2024, the Court denied the Sponsor’s motion for reargument. On March 25, 2024, the Sponsor filed an application for interlocutory appeal. On March 28, 2024, Osprey filed an opposition to the Sponsor’s application for interlocutory appeal. On April 1, 2024, the Court denied the Sponsor’s application for interlocutory appeal. On April 10, 2024, Osprey filed a motion to amend the complaint. The Sponsor and Grayscale Bitcoin Trust believe this lawsuit is without merit and intend to vigorously defend against it.

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

On March 6, 2023, Alameda Research, Ltd. (“Alameda”) filed a suit against the Sponsor, DCG, Michael Sonnenshein and Barry Silbert, the Chief Executive Officer of DCG, in the Court of Chancery of the State of Delaware alleging various breach of contract and fiduciary duty claims, including that the defendants had breached the terms of the trust agreements of Grayscale Bitcoin Trust and Grayscale Ethereum Trust (ETH) for failing to reduce the Sponsor’s fees and operate a redemption program (the “Initial Complaint”). On April 4, 2023, the Sponsor, DCG, Michael Sonnenshein and Barry Silbert moved to dismiss the Initial Complaint. On May 19, 2023, the Sponsor filed a brief in support of its motion to dismiss. On September 15, 2023, Alameda filed an amended complaint (the “Amended Complaint”) alleging breach of contract and fiduciary duty claims concerning the Sponsor’s purported failure to operate a redemption program that are substantially similar to those alleged in the Initial Complaint. The Amended Complaint eliminated certain causes of action asserted in the Initial Complaint concerning the defendants’ purported breaches of the terms of the trust agreements and breaches of fiduciary duty based on the Sponsor’s fees for the Grayscale Bitcoin Trust and Grayscale Ethereum Trust (ETH). On December 8, 2023, the Sponsor filed a motion to dismiss the Amended Complaint and its supporting brief. On January 19, 2024, Alameda voluntarily dismissed the action without prejudice, thereby terminating the action. No consideration of any kind was offered or exchanged in connection with Alameda’s voluntary dismissal.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Litecoin Trust (LTC) (OTCQX: LTCN) by DCG, the parent company of the Sponsor, on a monthly basis during the three months ended March 31, 2024:

Period	(a) Total Number of Shares of LTCN Purchased	(b) Average Price Paid per Share of LTCN	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
January 1, 2024 - January 31, 2024	-	$-	-	$28.2
February 1, 2024 - February 29, 2024	-	-	-	28.2
March 1, 2024 - March 31, 2024	-	-	-	28.2
Total	-	$-	-	$28.2

(1)
On March 2, 2022, the Board approved the purchase by DCG, the parent company of the Sponsor, of up to $30 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through March 31, 2022, DCG purchased $1.8 million worth of Shares of the Trust. From April 1, 2022 through April 30, 2024, DCG had not purchased any Shares of the Trust under this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Since the sales reported on the most recently filed Quarterly Report on Form 10-Q by Grayscale Litecoin Trust (LTC) (the “Trust”), the Trust issued 2,560,700 Shares at varying prices determined by reference to its NAV per Share to selected “accredited investors,” within the meaning of Rule 501 of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”), in private placement transactions exempt from the registration requirements of the Securities Act pursuant to Rule 506(c) thereunder for an aggregate of 219,952.34435777 LTC representing $19,231,007. Grayscale Securities, LLC (“Grayscale Securities”) acted as the Authorized Participant with respect to these distributions. As a result, there are 19,765,400 Shares issued and outstanding as of April 30, 2024.

Because Shares have been, and continue to be, created and issued on a periodic basis, a “distribution,” as such term is used in the Securities Act, may be occurring from time to time. As a result, Grayscale Securities, as Authorized Participant facilitating the creation of Shares and as distributor and marketer, may be deemed an “underwriter” under Section 2(a)(11) of the Securities Act. No underwriting discounts or commissions were paid to Grayscale Securities with respect to such sales.

Item 6. Exhibits

Exhibit Number	Exhibit Description
4.1	Amendment No. 3 to the Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.1 on Form 8-K filed by the Registrant on March 25, 2024).

31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

31.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File—The cover page interactive data file does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

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

“Authorized Participant”—Certain eligible financial institutions that have entered into an agreement with the Trust and the Sponsor concerning the creation of Shares. Each Authorized Participant (i) is a registered broker-dealer, (ii) has entered into a Participant Agreement with the Sponsor and (iii) owns a digital wallet address that is known to the Custodian as belonging to the Authorized Participant or a Liquidity Provider.

“Basket”—A block of 100 Shares.

“Basket Amount”—On any trade date, the amount of LTC required as of such trade date for each Creation Basket, as determined by dividing (x) the amount of LTC owned by the Trust at 4:00 p.m., New York time, on such trade date, after deducting the amount of LTC representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Index Price at such time, and carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one LTC (i.e., carried to the eighth decimal place)), and multiplying such quotient by 100.

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

“Digital Asset Trading Platform Market”—The global trading platform market for the trading of LTC, which consists of transactions on electronic Digital Asset Trading Platforms.

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

“NAV”—The aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars or other fiat currency), less its liabilities (which include estimated accrued but unpaid fees and expenses), a Non-GAAP metric, calculated in the manner set forth under “Item 1. Business—Valuation of LTC and Determination of Digital Asset Holdings” in our Annual Report. See also “Item 1. Business—Investment Objective” in our Annual Report for a description of the Trust’s NAV, as calculated in accordance with GAAP. Prior to February 7, 2024, NAV was referred to as Digital Asset Holdings. For purposes of the Trust Agreement, the term LTC Holdings shall mean the NAV as defined herein.

“NAV Fee Basis Amount”—The amount on which the Sponsor’s Fee for the Trust is based, as calculated in the manner set forth under “Item 1. Business—Valuation of LTC and Determination of Digital Asset Holdings” in our Annual Report. For purposes of the Trust Agreement, the term LTC Holdings Fee Basis Amount shall mean the NAV Fee Basis Amount as defined herein.

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

“Trust Agreement”—The Amended and Restated Declaration of Trust and Trust Agreement between the Trustee and the Sponsor establishing and governing the operations of the Trust, as amended by Amendments No. 1, No. 2 and No. 3 thereto and as the same may be amended from time to time.

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

Date: May 3, 2024

* The Registrant is a trust and the persons are signing in their capacities as officers or directors of Grayscale Investments, LLC, the Sponsor of the Registrant.