Form 10-Q
period 2024-12-31
Grayscale Litecoin Trust (LTC)
filed 2025-02-05
CIK 1732406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number 000-56310

Grayscale Litecoin Trust (LTC)

SPONSORED BY GRAYSCALE OPERATING, LLC AND GRAYSCALE INVESTMENTS SPONSORS, LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	82-6868171
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Grayscale Investments Sponsors, LLC

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

Number of Shares of the registrant outstanding as of January 31, 2025: 24,252,100

Grayscale® LITECOIN Trust (LTC)

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Litecoin Trust (LTC) (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Quarterly Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Investments, LLC (“GSI”), the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC (“GSO”), the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS”), the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and the sole remaining sponsor thereafter (each of GSI, GSO and GSIS, the “Sponsor”, as the context may require, and GSO and GSIS, together, the “Co-Sponsors”), and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K and in “Part II, Item 1A. Risk Factors” herein. Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements.

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

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE Litecoin TRUST (LTC)

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	December 31, 2024	June 30, 2024
Assets:
Investment in LTC, at fair value (cost $183,230 and $164,536 as of December 31, 2024 and June 30, 2024, respectively)	$208,767	$133,833
Total assets	$208,767	$133,833
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$208,767	$133,833
Shares issued and outstanding, no par value (unlimited Shares authorized)	24,064,100	21,019,200
Principal market net asset value per Share	$8.68	$6.37

See accompanying notes to the unaudited financial statements.

GRAYSCALE Litecoin TRUST (LTC)

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of LTC and percentages)

December 31, 2024
	Quantity of LTC	Cost	Fair Value	% of Net Assets
Investment in LTC	2,028,245.74484838	$183,230	$208,767	100%
Net assets		$183,230	$208,767	100%

June 30, 2024
	Quantity of LTC	Cost	Fair Value	% of Net Assets
Investment in LTC	1,794,013.32656083	$164,536	$133,833	100%
Net assets		$164,536	$133,833	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE Litecoin TRUST (LTC)

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor’s Fee, related party	1,105	654	1,875	1,394
Net investment loss	(1,105)	(654)	(1,875)	(1,394)
Net realized and unrealized gain (loss) from:
Net realized loss on investment in LTC	(9)	(224)	(296)	(367)
Net change in unrealized appreciation (depreciation) on investment in LTC	69,217	11,049	56,240	(47,521)
Net realized and unrealized gain (loss) on investment	69,208	10,825	55,944	(47,888)
Net increase (decrease) in net assets resulting from operations	$68,103	$10,171	$54,069	$(49,282)

See accompanying notes to the unaudited financial statements.

GRAYSCALE LITECOIN TRUST (LTC)

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Increase (decrease) in net assets from operations:
Net investment loss	$(1,105)	$(654)	$(1,875)	$(1,394)
Net realized loss on investment in LTC	(9)	(224)	(296)	(367)
Net change in unrealized appreciation (depreciation) on investment in LTC	69,217	11,049	56,240	(47,521)
Net increase (decrease) in net assets resulting from operations	68,103	10,171	54,069	(49,282)
Increase in net assets from capital share transactions:
Shares issued	13,150	-	20,865	-
Net increase in net assets resulting from capital share transactions	13,150	-	20,865	-
Total increase (decrease) in net assets from operations and capital share transactions	81,253	10,171	74,934	(49,282)
Net assets:
Beginning of period	127,514	99,214	133,833	158,667
End of period	$208,767	$109,385	$208,767	$109,385
Change in Shares outstanding:
Shares outstanding at beginning of period	22,342,400	17,204,700	21,019,200	17,204,700
Shares issued	1,721,700	-	3,044,900	-
Net increase in Shares	1,721,700	-	3,044,900	-
Shares outstanding at end of period	24,064,100	17,204,700	24,064,100	17,204,700

See accompanying notes to the unaudited financial statements.

GRAYSCALE LITECOIN TRUST (LTC)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

Grayscale Litecoin Trust (LTC) (the “Trust”) is a Delaware Statutory Trust that was formed on January 26, 2018 and commenced operations on March 1, 2018. In general, the Trust holds Litecoin (“LTC”) and, from time to time, issues common units of fractional undivided beneficial interest (“Shares”) (in minimum baskets of 100 Shares, referred to as “Baskets”) in exchange for LTC. The Trust does not currently operate a redemption program. Subject to receipt of regulatory approval and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. As of December 31, 2024, the Trust had not sought such regulatory approval to operate an ongoing redemption program. However, on January 24, 2025, NYSE Arca, Inc. (“NYSE Arca”) submitted an application under Rule 19b-4 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) to list the Shares of the Trust on NYSE Arca. As of the date of this filing, the NYSE Arca 19b-4 application has not been approved by the SEC, and the Trust makes no representation as to when or if such approval and relief will be obtained. The Trust’s investment objective is for the value of the Shares (based on LTC per Share) to reflect the value of LTC held by the Trust, less the Trust’s expenses and other liabilities. The Trust may also receive Incidental Rights and/or IR Virtual Currency as a result of the Trust’s investment in LTC, in accordance with the terms of the Trust Agreement.

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

Until December 31, 2024, Grayscale Investments, LLC (“Grayscale” or the “Sponsor”) acted as the Sponsor of the Trust and was a wholly owned subsidiary of Digital Currency Group, Inc. (“DCG”). As a result of the Reorganization (as defined herein), on January 1, 2025, Grayscale Investments Sponsors, LLC (“GSIS”) and Grayscale Operating, LLC (“GSO”), indirect wholly owned subsidiaries of DCG, became Co-Sponsors of the Trust. On January 3, 2025, GSO voluntarily withdrew as a Sponsor of the Trust, and effective May 3, 2025, GSIS shall be the sole remaining Sponsor. Please refer to the subsequent events discussed in Note 10 for more information. The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. Grayscale is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays Grayscale a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other investment products including Grayscale Aave Trust (AAVE), Grayscale Avalanche Trust (AVAX), Grayscale Basic Attention Token Trust (BAT) (OTCQX: GBAT), Grayscale Bitcoin Trust ETF (NYSE Arca: GBTC), Grayscale Bitcoin Cash Trust (BCH) (OTCQX: BCHG), Grayscale Bitcoin Mini Trust ETF (NYSE Arca: BTC), Grayscale Bittensor Trust (TAO), Grayscale Chainlink Trust (LINK) (OTCQX: GLNK), Grayscale Decentraland Trust (MANA) (OTCQX: MANA), Grayscale Dogecoin Trust (DOGE), Grayscale Ethereum Trust ETF (NYSE Arca: ETHE), Grayscale Ethereum Classic Trust (ETC) (OTCQX: ETCG), Grayscale Ethereum Mini Trust ETF (NYSE Arca: ETH), Grayscale Filecoin Trust (FIL) (OTC Markets: FILG), Grayscale Horizen Trust (ZEN) (OTCQX: HZEN), Grayscale Lido DAO Trust (LDO), Grayscale Livepeer Trust (LPT) (OTCQX: GLIV), Grayscale MakerDao Trust (MKR), Grayscale NEAR Trust (NEAR), Grayscale Optimism Trust (OP), Grayscale Solana Trust (SOL) (OTCQX: GSOL), Grayscale Stacks Trust (STX), Grayscale Stellar Lumens Trust (XLM) (OTCQX: GXLM), Grayscale Sui Trust (SUI), Grayscale XRP Trust, Grayscale Zcash Trust (ZEC) (OTCQX: ZCSH), Grayscale Decentralized AI Fund LLC, Grayscale Decentralized Finance (DeFi) Fund LLC (OTCQB: DEFG), Grayscale Digital Large Cap Fund LLC (OTCQX: GDLC), and Grayscale Smart Contract Platform Ex Ethereum (ETH) Fund LLC, each of which is an affiliate of the Trust. The following investment products sponsored or managed by the Sponsor are also SEC reporting companies with their shares registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”): Grayscale Bitcoin Cash Trust (BCH), Grayscale Ethereum Classic Trust (ETC), Grayscale Horizen Trust (ZEN), Grayscale Stellar Lumens Trust (XLM), Grayscale Zcash Trust (ZEC), and Grayscale Digital Large Cap Fund LLC. The following investment products sponsored by the Sponsor are SEC reporting companies with their shares registered pursuant to Section 12(b) of the Exchange Act: Grayscale Bitcoin Trust ETF, Grayscale Ethereum Trust ETF, Grayscale Ethereum Mini Trust ETF, and Grayscale Bitcoin Mini Trust ETF.

Authorized Participants of the Trust are the only entities who may place orders to create or, if permitted, redeem Baskets. Grayscale Securities, LLC (“Grayscale Securities” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and affiliate of the Sponsor, is the only Authorized Participant, and is party to a participant agreement with the Sponsor and the Trust. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor. Liquidity Providers who are unaffiliated with the Trust may be engaged from time to time and at any time.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of December 31, 2024 and June 30, 2024 and results of operations for the three and six months ended December 31, 2024 and 2023 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2024 included in the Trust’s Annual Report on Form 10-K.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Assets
Investment in LTC	$208,767	$208,767	$-	$-
June 30, 2024
Assets
Investment in LTC	$133,833	$133,833	$-	$-

Recently Adopted Accounting Pronouncements

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 was issued to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance requires public entities to provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually and also applies to public entities with a single reportable segment. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Sponsor of the Trust is currently evaluating the impact the ASU will have on its financial statements and related disclosures.

3. Fair Value of LTC

LTC is held by the Custodian on behalf of the Trust and is carried at fair value. As of December 31, 2024 and June 30, 2024, the Trust held 2,028,245.74484838 and 1,794,013.32656083 LTC, respectively.

The Trust determined the fair value per LTC to be $102.93 and $74.60 on December 31, 2024 and June 30, 2024, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of LTC and the respective fair value:

(Amounts in thousands, except LTC amounts)	Quantity	Fair Value
Balance at June 30, 2023	1,505,668.18819118	$158,667
LTC contributed	327,131.54011692	27,463
LTC distributed for Sponsor’s Fee, related party	(38,786.40174727)	(2,989)
Net change in unrealized depreciation on investment in LTC	-	(48,686)
Net realized loss on investment in LTC	-	(622)
Balance at June 30, 2024	1,794,013.32656083	$133,833
LTC contributed	258,224.82033839	20,865
LTC distributed for Sponsor’s Fee, related party	(23,992.40205084)	(1,875)
Net change in unrealized appreciation on investment in LTC	-	56,240
Net realized loss on investment in LTC	-	(296)
Balance at December 31, 2024	2,028,245.74484838	$208,767

4. Creations and Redemptions of Shares

At December 31, 2024 and June 30, 2024, there were an unlimited number of Shares authorized by the Trust. The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets. The creation and redemption of Baskets on behalf of investors are made by the Authorized Participant in exchange for the delivery of LTC to the Trust or the distribution of LTC by the Trust. The amount of LTC required for each creation Basket or redemption Basket is determined by dividing (x) the amount of LTC owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of LTC representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0843 and 0.0854 of one LTC at December 31, 2024 and June 30, 2024, respectively. The decrease in the amount of LTC represented by each Share is primarily a result of the periodic withdrawal of LTC to pay the Sponsor’s Fee.

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

At this time, the Trust is not operating a redemption program and is not accepting redemption requests. Subject to receipt of regulatory approval and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. On January 24, 2025, NYSE Arca filed an application with the SEC pursuant to Rule 19b-4 under the Exchange Act to list the Shares of the Trust on NYSE Arca. As of the date of this filing, the NYSE Arca 19b-4 application has not been approved by the SEC, and the Trust makes no representation as to when or if such approval and relief will be obtained.

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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit or expense in the current period. As of, and during the periods ended December 31, 2024 and June 30, 2024, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of December 31, 2024 or June 30, 2024.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of December 31, 2024: DCG, Grayscale, and Grayscale Securities. As of December 31, 2024 and June 30, 2024, 542,091 and 627,102 Shares of the Trust were held by related parties of the Trust, respectively.

Genesis Global Trading, Inc. filed a certificate of dissolution in August 2024, and has therefore been removed from the list of related parties.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in LTC, monthly in arrears. The amount of LTC payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of LTC used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of LTC is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of December 31, 2024 and June 30, 2024. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and six months ended December 31, 2024 and 2023.

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

For the three months ended December 31, 2024 and 2023, the Trust incurred Sponsor’s Fees of $1,105,464 and $654,149, respectively. For the six months ended December 31, 2024 and 2023, the Trust incurred Sponsor’s Fees of $1,875,267 and $1,394,617, respectively. As of December 31, 2024 and June 30, 2024, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and six months ended December 31, 2024 and 2023 the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 2, 2022, the board of the Sponsor (the “Board”) approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $30 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through March 31, 2022, DCG purchased a total of $1.8 million worth of Shares of the Trust under this authorization. From April 1, 2022 through December 31, 2024, DCG had not purchased any Shares of the Trust under this authorization.

7. Risks and Uncertainties

The Trust is subject to various risks including market risk, liquidity risk, and other risks related to its concentration in a single asset, LTC. Investing in LTC is currently highly speculative and volatile.

The Principal Market NAV of the Trust, calculated by reference to the principal market price in accordance with U.S. GAAP, relates primarily to the value of LTC held by the Trust, and fluctuations in the price of LTC could materially and adversely affect an investment in the Shares of the Trust. The price of LTC has a limited history. During such history, LTC prices have been volatile and subject to influence by many factors, including the levels of liquidity. If Digital Asset Markets continue to experience significant price fluctuations, the Trust may experience losses. Several factors may affect the price of LTC, including, but not limited to, global LTC supply and demand, theft of LTC from global trading platforms or vaults, competition from other forms of digital assets or payment services, global or regional political, economic or financial conditions, and other unforeseen events and situations.

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

8. Financial Highlights Per Share Performance

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Per Share Data:
Principal market net asset value, beginning of period	$5.71	$5.77	$6.37	$9.22
Net increase (decrease) in net assets from investment operations:
Net investment loss	(0.05)	(0.04)	(0.08)	(0.08)
Net realized and unrealized gain (loss)	3.02	0.63	2.39	(2.78)
Net increase (decrease) in net assets resulting from operations	2.97	0.59	2.31	(2.86)
Principal market net asset value, end of period	$8.68	$6.36	$8.68	$6.36
Total return	52.01%	10.23%	36.26%	-31.02%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%	-2.50%

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

10. Subsequent Events

On January 1, 2025, Grayscale Investments, LLC (“GSI”) consummated an internal corporate reorganization (the “Reorganization”), pursuant to which Grayscale Investments, LLC, the Sponsor of the Trust prior to the Reorganization, merged with and into Grayscale Operating, LLC (“GSO”), a Delaware limited liability company and a wholly owned indirect subsidiary of DCG, with GSO continuing as the surviving company (the “Merger”). As a result of the Merger, GSO succeeded by operation of law to all the rights, powers, privileges and franchises and became subject to all of the obligations, liabilities, restrictions and disabilities of GSI, including with respect to the Sponsor Contracts, all as provided under the Delaware Limited Liability Company Act. The Reorganization is not expected to have any material impact on the operations of the Trust.

In connection with the Reorganization, on January 1, 2025, and promptly following the effectiveness of the Merger, GSO assigned certain contracts pertaining to its role as Sponsor (as such term is defined in the Trust Agreement) of the Trust (such contracts, the “Sponsor Contracts”) to Grayscale Investments Sponsors, LLC, a Delaware limited liability company and a wholly owned direct subsidiary of GSO (“GSIS”), whereby GSIS assumed all of the rights and obligations of GSO under the Sponsor Contracts. Other than the assumption of the Sponsor Contracts by GSIS, the Reorganization does not alter the rights or obligations under any of the Sponsor Contracts.

In connection with the Reorganization, on January 1, 2025, and promptly following the effectiveness of the Merger, GSO and GSIS executed a Certificate of Admission, pursuant to which GSIS was admitted as an additional Sponsor of the Trust under the Trust Agreement, by and among GSO (as successor in interest to GSI), the Trustee, and the shareholders from time to time thereunder, as amended from time to time. GSIS shall be subject to the rights and obligations of a Sponsor under the Trust Agreement.

On January 3, 2025, GSO voluntarily withdrew as a Sponsor of the Trust pursuant to the terms of the Trust Agreement, and, effective May 3, 2025, GSIS shall be the sole remaining Sponsor of the Trust.

As of the close of business on January 31, 2025, the fair value of LTC determined in accordance with the Trust’s accounting policy was $128.03 per LTC.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Six Months Ended December 31, 2024 and 2023

(All amounts in the following table and the subsequent paragraphs, except Share, per Share, LTC and price of LTC amounts, are in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net realized and unrealized gain (loss) on investment in LTC	$69,208	$10,825	$55,944	$(47,888)
Net increase (decrease) in net assets resulting from operations	$68,103	$10,171	$54,069	$(49,282)
Net assets(1)	$208,767	$109,385	$208,767	$109,385
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of LTC on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized gain on investment in LTC for the three months ended December 31, 2024 was $69,208, which includes a realized loss of ($9) on the transfer of LTC to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in LTC of $69,217. Net realized and unrealized gain on investment in LTC for the period was driven by LTC price appreciation from $67.29 per LTC as of September 30, 2024, to $102.93 per LTC as of December 31, 2024. Net increase in net assets resulting from operations was $68,103 for the three months ended December 31, 2024, which consisted of the net realized and unrealized gain on investment in LTC, less the Sponsor’s Fee of $1,105. Net assets increased to $208,767 at December 31, 2024, a 64% increase for the three-month period. The increase in net assets resulted from the aforementioned LTC price appreciation and the contribution of approximately 145,627 LTC with a value of $13,150 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 12,385 LTC to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in LTC for the three months ended December 31, 2023 was $10,825, which includes a realized loss of ($224) on the transfer of LTC to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in

LTC of $11,049. Net realized and unrealized gain on investment in LTC for the period was driven by LTC price appreciation from $66.31 per LTC as of September 30, 2023, to $73.57 per LTC as of December 31, 2023. Net increase in net assets resulting from operations was $10,171 for the three months ended December 31, 2023, which consisted of the net realized and unrealized gain on investment in LTC, less the Sponsor’s Fee of $654. Net assets increased to $109,385 at December 31, 2023, a 10% increase for the three-month period. The increase in net assets resulted from the aforementioned LTC price appreciation, partially offset by the withdrawal of approximately 9,399 LTC to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in LTC for the six months ended December 31, 2024 was $55,944, which includes a realized loss of ($296) on the transfer of LTC to pay the Sponsor’s Fee and net change in unrealized appreciation on investment in LTC of $56,240. Net realized and unrealized gain on investment in LTC for the period was driven by LTC price appreciation from $74.60 per LTC as of June 30, 2024, to $102.93 per LTC as of December 31, 2024. Net increase in net assets resulting from operations was $54,069 for the six months ended December 31, 2024, which consisted of the net realized and unrealized gain on investment in LTC, less the Sponsor’s Fee of $1,875. Net assets increased to $208,767 at December 31, 2024, a 56% increase for the six-month period. The increase in net assets resulted from the aforementioned LTC price appreciation and the contribution of approximately 258,225 LTC with a value of $20,865 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 23,992 LTC to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in LTC for the six months ended December 31, 2023 was ($47,888), which includes a realized loss of ($367) on the transfer of LTC to pay the Sponsor’s Fee and net change in unrealized depreciation on investment in LTC of ($47,521). Net realized and unrealized loss on investment in LTC for the period was driven by LTC price depreciation from $105.38 per LTC as of June 30, 2023, to $73.57 per LTC as of December 31, 2023. Net decrease in net assets resulting from operations was ($49,282) for the six months ended December 31, 2023, which consisted of the net realized and unrealized loss on investment in LTC, plus the Sponsor’s Fee of $1,394. Net assets decreased to $109,385 at December 31, 2023, a 31% decrease for the six-month period. The decrease in net assets resulted from the aforementioned LTC price depreciation and the withdrawal of approximately 18,858 LTC to pay the foregoing Sponsor’s Fee.

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

Selected Operating Data

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(All LTC balances are rounded to the nearest whole LTC)
LTC:
Opening balance	1,895,004	1,496,210	1,794,013	1,505,668
Creations	145,627	-	258,225	-
Sponsor’s Fee, related party	(12,385)	(9,399)	(23,992)	(18,858)
Closing balance	2,028,246	1,486,811	2,028,246	1,486,811
Accrued but unpaid Sponsor’s Fee, related party	-	-	-	-
Net closing balance	2,028,246	1,486,811	2,028,246	1,486,811
Number of Shares:
Opening balance	22,342,400	17,204,700	21,019,200	17,204,700
Creations	1,721,700	-	3,044,900	-
Closing balance	24,064,100	17,204,700	24,064,100	17,204,700

	As of December 31,
	2024	2023
Price of LTC on principal market(1)	$102.93	$73.57
Principal Market NAV per Share(2)	$8.68	$6.36
Index Price	$102.80	$73.57
NAV per Share(3)	$8.66	$6.36
(1)
The Trust performed an assessment of the principal market at December 31, 2024 and 2023, and identified the principal market as Coinbase.
(2)
As of December 31, 2024 and 2023, the Principal Market NAV per Share was calculated using the fair value of LTC based on the price provided by Coinbase, the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date. Prior to February 7, 2024, Principal Market NAV was referred to as NAV and Principal Market NAV per Share was referred to as NAV per Share.
(3)
The Trust’s NAV per Share is derived from the Index Price, as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. Prior to February 7, 2024, NAV was referred to as Digital Asset Holdings and NAV per Share was referred to as Digital Asset Holdings per Share. See “Item 1. Business—Overview of the LTC Industry and Market—LTC Value—The Index and the Index Price” in the Trust’s Annual Report on Form 10-K for a description of the Index and the Index Price. The Digital Asset Trading Platforms included in the Index as of December 31, 2024 were Coinbase, Crypto.com, Kraken, LMAX Digital, Bitstamp, and Bitfinex. On December 22, 2024, the Index Provider added Bitfinex to the Index due to the trading platform meeting the Index Provider’s minimum liquidity requirement, and did not remove any Constituent Trading Platforms as part of its scheduled quarterly review. The Digital Asset Trading Platforms included in the Index as of December 31, 2023 were Coinbase, Kraken, and LMAX Digital. See “Item 1. Business—Valuation of LTC and Determination of NAV” in the Trust’s Annual Report on Form 10-K for a description of the Trust’s NAV per Share.

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

As of December 31, 2024, the Trust had a net closing balance with a value of $208,503,663, based on the Index Price (non-GAAP methodology). As of December 31, 2024, the Trust had a total market value of $208,767,334, based on the Digital Asset Market price of LTC on the Trust’s principal market (Coinbase).

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

The following chart illustrates the movement in the Trust’s NAV per Share versus the Index Price and the Trust’s Principal Market NAV per Share from March 1, 2018 to December 31, 2024. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the LTC Industry and Market—LTC Value—The Index and the Index Price” in the Trust’s Annual Report on Form 10-K.

The following table illustrates the movements in the Index Price from January 1, 2020 to December 31, 2024. During such period, the Index Price has ranged from $32.16 to $371.71, with the straight average being $96.30 through December 31, 2024. The Sponsor has not observed a material difference between the Index Price and average prices from the constituent Digital Asset Trading Platforms individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended December 31, 2020	$56.14	$133.63	12/26/2020	$32.16	3/16/2020	$124.33	$124.33
Twelve months ended December 31, 2021	$185.76	$371.71	5/11/2021	$108.80	7/20/2021	$144.08	$144.08
Twelve months ended December 31, 2022	$80.06	$151.26	1/2/2022	$42.68	6/18/2022	$70.35	$68.19
Twelve months ended December 31, 2023	$80.99	$111.10	7/2/2023	$58.07	9/11/2023	$73.57	$74.45
Twelve months ended December 31, 2024	$78.70	$137.15	12/2/2024	$55.46	8/5/2024	$102.80	$102.80
January 1, 2020 to December 31, 2024	$96.30	$371.71	5/11/2021	$32.16	3/16/2020	$102.80	$102.80

The following table illustrates the movements in the Digital Asset Market price of LTC, as reported on the Trust’s principal market, from January 1, 2020 to December 31, 2024. During such period, the price of LTC has ranged from $32.27 to $371.96, with the straight average being $96.30 through December 31, 2024.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended December 31, 2020	$56.14	$133.64	12/26/2020	$32.27	3/16/2020	$124.49	$124.49
Twelve months ended December 31, 2021	$185.77	$371.96	5/11/2021	$108.83	7/20/2021	$144.08	$144.08
Twelve months ended December 31, 2022	$80.06	$151.25	1/2/2022	$42.61	6/18/2022	$70.34	$68.20
Twelve months ended December 31, 2023	$81.00	$111.06	7/2/2023	$58.11	9/11/2023	$73.57	$74.46
Twelve months ended December 31, 2024	$78.71	$137.22	12/5/2024	$55.47	8/5/2024	$102.93	$102.93
January 1, 2020 to December 31, 2024	$96.30	$371.96	5/11/2021	$32.27	3/16/2020	$102.93	$102.93

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from August 18, 2020 to December 31, 2024.

LTCN Premium/(Discount): LTCN Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares as reported by OTCQX and the Trust’s NAV per Share from August 18, 2020 to December 31, 2024.

LTCN Premium/(Discount): LTCN Share Price vs. NAV per Share (Non-GAAP) (%)

Recent Developments

On January 1, 2025, Grayscale Investments, LLC (“GSI”) consummated an internal corporate reorganization (the “Reorganization”), pursuant to which Grayscale Investments, LLC, the Sponsor of the Trust prior to the Reorganization, merged with and into Grayscale Operating, LLC (“GSO”), a Delaware limited liability company and a wholly owned indirect subsidiary of DCG, with GSO continuing as the surviving company (the “Merger”). As a result of the Merger, GSO succeeded by operation of law to all the rights, powers, privileges and franchises and became subject to all of the obligations, liabilities, restrictions and disabilities of GSI, including with respect to the Sponsor Contracts, all as provided under the Delaware Limited Liability Company Act. The Reorganization is not expected to have any material impact on the operations of the Trust.

In connection with the Reorganization, on January 1, 2025, and promptly following the effectiveness of the Merger, GSO assigned certain contracts pertaining to its role as Sponsor (as such term is defined in the Trust Agreement) of the Trust (such contracts, the “Sponsor Contracts”) to Grayscale Investments Sponsors, LLC, a Delaware limited liability company and a wholly owned direct subsidiary of GSO (“GSIS”), whereby GSIS assumed all of the rights and obligations of GSO under the Sponsor Contracts. Other than the assumption of the Sponsor Contracts by GSIS, the Reorganization does not alter the rights or obligations under any of the Sponsor Contracts.

In connection with the Reorganization, on January 1, 2025, and promptly following the effectiveness of the Merger, GSO and GSIS executed a Certificate of Admission, pursuant to which GSIS was admitted as an additional Sponsor of the Trust under the Trust Agreement, by and among GSO (as successor in interest to GSI), the Trustee, and the shareholders from time to time thereunder, as amended from time to time. GSIS shall be subject to the rights and obligations of a Sponsor under the Trust Agreement.

On January 3, 2025, GSO voluntarily withdrew as a Sponsor of the Trust pursuant to the terms of the Trust Agreement, and, effective May 3, 2025, GSIS shall be the sole remaining Sponsor of the Trust.

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

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

The Sponsor and an affiliate of the Trust, Grayscale Bitcoin Trust ETF (“Grayscale Bitcoin Trust”), are currently parties to certain legal proceedings. Although the Trust is not a party to these proceedings, the Trust may in the future be subject to legal proceedings or disputes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Litecoin Trust (LTC) (OTCQX: LTCN) by DCG, the indirect parent company of the Sponsor, on a monthly basis during the three months ended December 31, 2024:

Period	(a) Total Number of Shares of LTCN Purchased	(b) Average Price Paid per Share of LTCN	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
October 1, 2024 - October 31, 2024	-	$-	-	$28.2
November 1, 2024 - November 30, 2024	-	-	-	28.2
December 1, 2024 - December 31, 2024	-	-	-	28.2
Total	-	$-	-	$28.2

(1)
On March 2, 2022, the Board approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $30 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through March 31, 2022, DCG purchased $1.8 million worth of Shares of the Trust. From April 1, 2022 through January 31, 2025, DCG had not purchased any Shares of the Trust under this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024.

32.1

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024.

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

“Grayscale Securities”—Grayscale Securities, LLC, a wholly owned subsidiary of GSI until December 31, 2024, and GSO thereafter, which as of the date of this Quarterly Report, is the only acting Authorized Participant.

“GSI”—Grayscale Investments, LLC, the Sponsor of the Trust until December 31, 2024.

“GSIS”—Grayscale Investments Sponsors, LLC, a Delaware limited liability company and a wholly owned direct subsidiary of Grayscale Operating, LLC.

“GSO”—Grayscale Operating, LLC, a Delaware limited liability company and a wholly owned indirect subsidiary of Digital Currency Group, Inc.

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

“Merger”—The merger of Grayscale Investments, LLC with and into Grayscale Operating, LLC, with Grayscale Operating, LLC continuing as the surviving company.

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

“Reorganization”—The internal corporate reorganization of Grayscale Investments, LLC consummated on January 1, 2025.

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

“Sponsor” or “Co-Sponsor”—The sponsor of the Trust. Grayscale Investments, LLC was the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC is a co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC is a co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and will be the sole remaining sponsor thereafter.

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

“Sponsor Contracts”—Certain contracts assigned by GSO pertaining to its role as Sponsor (as such term is defined in the Trust Agreement) of the Trust to GSIS in connection with the Reorganization.

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

Grayscale Investments Sponsors, LLC as Sponsor of Grayscale Litecoin Trust (LTC)

By:	/s/ Peter Mintzberg
	Name:	Peter Mintzberg
	Title:	Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Edward McGee
	Name:	Edward McGee
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)*

Date: February 5, 2025

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Operating, LLC, the sole member of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant.