Form 10-Q
period 2026-03-31
Grayscale Litecoin Trust (LTC)
filed 2026-05-05
CIK 1732406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Number of Shares of the registrant outstanding as of April 30, 2026: 24,252,100

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

A glossary of industry and other defined terms is included in this Quarterly Report, beginning on page 23.

This Quarterly Report supplements and where applicable amends the Memorandum, as defined in the Trust’s Amended and Restated Declaration of Trust and Trust Agreement, for general purposes.

PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements (Unaudited)

GRAYSCALE Litecoin TRUST (LTC)

STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)

(Amounts in thousands, except Share and per Share amounts)

	March 31, 2026	June 30, 2025
Assets:
Investment in LTC, at fair value (cost $179,314 and $182,711 as of March 31, 2026 and June 30, 2025, respectively)	$107,014	$175,867
Total assets	$107,014	$175,867
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$107,014	$175,867
Shares issued and outstanding, no par value (unlimited Shares authorized)	24,252,100	24,252,100
Principal Market NAV per Share	$4.41	$7.25

See accompanying notes to the unaudited financial statements.

GRAYSCALE Litecoin TRUST (LTC)

SCHEDULES OF INVESTMENT (UNAUDITED)

(Amounts in thousands, except quantity of LTC and percentages)

March 31, 2026
	Quantity of LTC	Cost	Fair Value	% of Net Assets
Investment in LTC	1,981,368.78554410	$179,314	$107,014	100%
Total Investment		$179,314	$107,014	100%
Net assets			$107,014	100%

June 30, 2025
	Quantity of LTC	Cost	Fair Value	% of Net Assets
Investment in LTC	2,031,529.11455509	$182,711	$175,867	100%
Total Investment		$182,711	$175,867	100%
Net assets			$175,867	100%

See accompanying notes to the unaudited financial statements.

GRAYSCALE Litecoin TRUST (LTC)

STATEMENTS OF OPERATIONS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Investment income:
Investment income	$-	$-	$-	$-
Expenses:
Sponsor’s Fee, related party	753	1,371	3,301	3,246
Net investment loss	(753)	(1,371)	(3,301)	(3,246)
Net realized and unrealized (loss) gain from:
Net realized (loss) gain on investment in LTC	(355)	236	(96)	(60)
Net change in unrealized appreciation/depreciation on investment in LTC	(44,589)	(40,124)	(65,456)	16,116
Net realized and unrealized (loss) gain on investment	(44,944)	(39,888)	(65,552)	16,056
Net (decrease) increase in net assets resulting from operations	$(45,697)	$(41,259)	$(68,853)	$12,810

See accompanying notes to the unaudited financial statements.

GRAYSCALE LITECOIN TRUST (LTC)

STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)

(Amounts in thousands, except change in Shares outstanding)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
(Decrease) increase in net assets from operations:
Net investment loss	$(753)	$(1,371)	$(3,301)	$(3,246)
Net realized (loss) gain on investment in LTC	(355)	236	(96)	(60)
Net change in unrealized appreciation/depreciation on investment in LTC	(44,589)	(40,124)	(65,456)	16,116
Net (decrease) increase in net assets resulting from operations	(45,697)	(41,259)	(68,853)	12,810
Increase in net assets from capital share transactions:
Shares issued	-	1,759	-	22,624
Net increase in net assets resulting from capital share transactions	-	1,759	-	22,624
Total (decrease) increase in net assets from operations and capital share transactions	(45,697)	(39,500)	(68,853)	35,434
Net assets:
Beginning of period	152,711	208,767	175,867	133,833
End of period	$107,014	$169,267	$107,014	$169,267
Change in Shares outstanding:
Shares outstanding at beginning of period	24,252,100	24,064,100	24,252,100	21,019,200
Shares issued	-	188,000	-	3,232,900
Net increase in Shares	-	188,000	-	3,232,900
Shares outstanding at end of period	24,252,100	24,252,100	24,252,100	24,252,100

See accompanying notes to the unaudited financial statements.

GRAYSCALE LITECOIN TRUST (LTC)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

1. Organization

Grayscale Litecoin Trust (LTC) (the “Trust”) is a Delaware Statutory Trust that was formed on January 26, 2018 and commenced operations on March 1, 2018. In general, the Trust holds Litecoin (“LTC”) and, from time to time, issues common units of fractional undivided beneficial interest (“Shares”) (in minimum baskets of 100 Shares, referred to as “Baskets”) in exchange for LTC. As of March 31, 2026, the Trust did not operate a redemption program. Subject to receipt of regulatory approval and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. The Trust’s investment objective is for the value of the Shares (based on LTC per Share) to reflect the value of the LTC held by the Trust, less the Trust’s expenses and other liabilities.

Grayscale Investments, LLC (“GSI”) was the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC (“GSO”) was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS,” or the “Sponsor”) was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and is the sole remaining sponsor thereafter. GSI was, and each of GSO and GSIS are, a consolidated subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Trust Agreement. The Sponsor is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays the Sponsor a Sponsor’s Fee as discussed in Note 6. The Sponsor also acts as the sponsor and manager of other single-asset and diversified investment products, each of which is an affiliate of the Trust. Information related to the affiliated investment products can be found on the Sponsor’s website at www.grayscale.com/resources/regulatory-filings. Any information contained on or linked from such website is not part of nor incorporated by reference into these unaudited financial statements.

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

2. Summary of Significant Accounting Policies

In the opinion of management of the Sponsor of the Trust, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2026 and June 30, 2025 and results of operations for the three and nine months ended March 31, 2026 and 2025 have been made. The results of operations for the periods presented are not necessarily indicative of the results of operations expected for the full year. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended June 30, 2025 included in our Annual Report.

The following is a summary of significant accounting policies followed by the Trust:

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The Trust qualifies as an investment company for accounting purposes pursuant to the accounting and reporting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946, Financial Services—Investment Companies. The Trust uses fair value as its method of accounting for LTC in accordance with its classification as an investment company for accounting purposes. The Trust is not a registered investment company under the Investment Company Act of

1940, as amended (the “Investment Company Act”). U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates and these differences could be material.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2026
Assets
Investment in LTC	$107,014	$107,014	$-	$-
June 30, 2025
Assets
Investment in LTC	$175,867	$175,867	$-	$-

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

3. Fair Value of LTC

LTC is held by the Custodian on behalf of the Trust and is carried at fair value. As of March 31, 2026 and June 30, 2025, the Trust held 1,981,368.78554410 and 2,031,529.11455509 LTC, respectively.

The Trust determined the fair value per LTC to be $54.01 and $87.11 on March 31, 2026 and June 30, 2025, respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of LTC and the respective fair value:

(Amounts in thousands, except LTC amounts)	Quantity	Fair Value
Balance at June 30, 2024	1,794,013.32656083	$133,833
LTC contributed	274,057.77826677	22,624
LTC distributed for Sponsor’s Fee, related party	(36,541.99027251)	(3,246)
Net change in unrealized appreciation/depreciation on investment in LTC	-	16,116
Net realized loss on investment in LTC	-	(60)
Balance at March 31, 2025	2,031,529.11455509	$169,267

(Amounts in thousands, except LTC amounts)	Quantity	Fair Value
Balance at June 30, 2025	2,018,905.79240947	$175,867
LTC contributed	-	-
LTC distributed for Sponsor’s Fee, related party	(37,537.00686537)	(3,301)
Net change in unrealized appreciation/depreciation on investment in LTC	-	(65,456)
Net realized loss on investment in LTC	-	(96)
Balance at March 31, 2026	1,981,368.78554410	$107,014

4. Creations and Redemptions of Shares

The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets issued to the Authorized Participant in exchange for the delivery of LTC to the Trust or the distribution of LTC by the Trust. The amount of LTC required for each Creation Basket or redemption Basket is determined by dividing (x) the amount of LTC owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of LTC representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0817 and 0.0832 of one LTC at March 31, 2026 and June 30, 2025, respectively. The decrease in the amount of LTC represented by each Share is primarily a result of the periodic withdrawal of LTC to pay the Sponsor’s Fee.

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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit in the current period. As of, and during the periods ended March 31, 2026 and June 30, 2025, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of March 31, 2026 or June 30, 2025.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of March 31, 2026: DCG, GSO, GSIS, and Grayscale Securities. As of March 31, 2026 and June 30, 2025, 7,564 and 166,861 Shares of the Trust were held by related parties of the Trust, respectively.

In accordance with the Trust Agreement governing the Trust, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor’s Fee accrues daily in U.S. dollars and is payable in LTC, monthly in arrears. The amount of LTC payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of LTC used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of LTC is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of March 31, 2026 and June 30, 2025. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the three and nine months ended March 31, 2026 and 2025.

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

For the three months ended March 31, 2026 and 2025, the Trust incurred Sponsor’s Fees of $753,572 and $1,370,949, respectively. For the nine months ended March 31, 2026 and 2025, the Trust incurred Sponsor’s Fees of $3,301,300 and $3,246,216, respectively. As of March 31, 2026 and June 30, 2025, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the three and nine months ended March 31, 2026 and 2025, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 2, 2022, the Board of the Sponsor approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $30 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through March 31, 2022, DCG purchased a total of $1.8 million worth of Shares of the Trust under this authorization. From April 1, 2022 through March 31, 2026, DCG had not purchased any Shares of the Trust under this authorization.

7. Concentration Risk

The Trust’s investment portfolio is concentrated in LTC, and its net asset value and results of operations are directly affected by the price of LTC, which has historically been highly volatile. As a result, the Trust may experience significant fluctuations in net asset value, including periods of substantial losses. This concentration also exposes the Trust to risks specific to LTC and its supporting infrastructure, including market liquidity constraints and operational or cybersecurity risks associated with the custody and transfer of LTC.

8. Financial Highlights Per Share Performance

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Per Share Data:
Principal Market NAV, beginning of period	$6.30	$8.68	$7.25	$6.37
Net (decrease) increase in net assets from investment operations:
Net investment loss	(0.03)	(0.06)	(0.14)	(0.14)
Net realized and unrealized (loss) gain	(1.86)	(1.64)	(2.70)	0.75
Net (decrease) increase in net assets resulting from operations	(1.89)	(1.70)	(2.84)	0.61
Principal Market NAV, end of period	$4.41	$6.98	$4.41	$6.98
Total return	-30.00%	-19.59%	-39.17%	9.58%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%	-2.50%

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

10. Subsequent Events

As previously disclosed, on October 22, 2025, GSOIH consummated an internal corporate reorganization (the “Management Reorganization”). As a result of the Management Reorganization, as of October 22, 2025, (i) Grayscale Investments, Inc. (“Grayscale Investments”) is the sole managing member of GSO, the sole member of the Sponsor and (ii) the Board of Directors of Grayscale Investments became responsible for managing and directing the affairs of the Sponsor, and consists of Barry Silbert, Mark Shifke, Simon Koster, Peter Mintzberg and Edward McGee.

On May 4, 2026, a Board of Managers of Grayscale Investments Sponsors, LLC was created to manage and direct the affairs of the Sponsor, under authority delegated by the board of Grayscale Investments. While the board of Grayscale Investments retains overall oversight of Grayscale Investments and its subsidiaries as a whole, including the Sponsor, the Board of Managers of the Sponsor consists of Peter Mintzberg, Edward McGee, and Craig Salm. Mr. Mintzberg, Mr. McGee, and Mr. Salm are granted authority to manage the day-to-day affairs of the Sponsor under the amended and restated limited liability company agreement of the Sponsor.

The Sponsor has evaluated all subsequent events through the issuance of the financial statements and has noted no other events requiring adjustment or additional disclosure in the financial statements other than the item noted above.

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

Prior to October 1, 2025, the Trust valued the LTC held by the Trust for operational purposes by reference to the CoinDesk Litecoin Price Index (LTX). As of October 1, 2025, the Index is the CoinDesk Litecoin Benchmark Rate (formerly known as the CoinDesk LTC CCIXber Reference Rate) which is used to calculate the NAV and NAV per Share. Prior to October 1, 2025, references to the “Index” in the Trust’s filings with the SEC, including this Quarterly Report on Form 10-Q, refer to the CoinDesk Litecoin Price Index (LTX). From and after October 1, 2025, references to the “Index” in the Trust’s filings with the SEC are to the CoinDesk Litecoin Benchmark Rate.

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

Review of Financial Results (unaudited)

Financial Highlights for the Three and Nine Months Ended March 31, 2026 and 2025

(All amounts in the following table and the subsequent paragraphs, except Share, LTC and price of LTC amounts, are in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Net realized and unrealized (loss) gain on investment in LTC	$(44,944)	$(39,888)	$(65,552)	$16,056
Net (decrease) increase in net assets resulting from operations	$(45,697)	$(41,259)	$(68,853)	$12,810
Net assets(1)	$107,014	$169,267	$107,014	$169,267
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of LTC on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized loss on investment in LTC for the three months ended March 31, 2026 was ($44,944), which includes a realized loss of ($355) on the transfer of LTC to pay the Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in LTC of ($44,589). Net realized and unrealized loss on investment in LTC for the period was driven by LTC price depreciation from $76.60 per LTC as of December 31, 2025, to $54.01 per LTC as of March 31, 2026. Net decrease in net assets resulting from operations was ($45,697) for the three months ended March 31, 2026, which consisted of the net realized and unrealized loss on investment in LTC, plus the Sponsor’s Fee of $753. Net assets decreased to $107,014 at March 31, 2026, a 30% decrease for the three-month period. The decrease in net assets resulted from the aforementioned LTC price depreciation and the withdrawal of approximately 12,252 LTC to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in LTC for the three months ended March 31, 2025 was ($39,888), which includes a realized gain of $236 on the transfer of LTC to pay the Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in LTC of ($40,124). Net realized and unrealized loss on investment in LTC for the period was driven by LTC price depreciation from $102.93 per LTC as of December 31, 2024, to $83.32 per LTC as of March 31, 2025. Net decrease in net assets resulting from operations was ($41,259) for the three months ended March 31, 2025, which consisted of the net realized and unrealized loss on investment in LTC, plus the Sponsor’s Fee of $1,371. Net assets decreased to $169,267 at March 31, 2025, a 19% decrease for the three-month period. The decrease in net assets resulted from the aforementioned LTC price depreciation and the withdrawal of approximately 12,550 LTC to pay the foregoing Sponsor’s Fee, partially offset by the contribution of approximately 15,833 LTC with a value of $1,759 to the Trust in connection with Share creations during the period.

Net realized and unrealized loss on investment in LTC for the nine months ended March 31, 2026 was ($65,552), which includes a realized loss of ($96) on the transfer of LTC to pay the Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in LTC of ($65,456). Net realized and unrealized loss on investment in LTC for the period was driven by LTC price depreciation from $87.11 per LTC as of June 30, 2025, to $54.01 per LTC as of March 31, 2026. Net decrease in net assets resulting from operations was ($68,853) for the nine months ended March 31, 2026, which consisted of the net realized and unrealized loss on investment in LTC, plus the Sponsor’s Fee of $3,301. Net assets decreased to $107,014 at March 31, 2026, a 39% decrease for the nine-month period. The decrease in net assets resulted from the aforementioned LTC price depreciation and the withdrawal of approximately 37,537 LTC to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in LTC for the nine months ended March 31, 2025 was $16,056, which includes a realized loss of ($60) on the transfer of LTC to pay the Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in LTC of $16,116. Net realized and unrealized gain on investment in LTC for the period was driven by LTC price appreciation from $74.60 per LTC as of June 30, 2024, to $83.32 per LTC as of March 31, 2025. Net increase in net assets resulting from operations was $12,810 for the nine months ended March 31, 2025, which consisted of the net realized and unrealized gain on investment in LTC, less the Sponsor’s Fee of $3,246. Net assets increased to $169,267 at March 31, 2025, a 26% increase for the nine-month period. The increase in net assets resulted from the aforementioned LTC price appreciation and the contribution of approximately 274,058 LTC with a value of $22,624 to the Trust in connection with Share creations during the period, partially offset by the withdrawal of approximately 36,542 LTC to pay the foregoing Sponsor’s Fee.

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

Selected Operating Data

	As of March 31,
	2026	2025
Price of LTC on principal market	$54.01	$83.32
Principal Market NAV per Share(1)	$4.41	$6.98
Principal Market NAV(1)	$107,013,728	$169,267,006
Index Price	$54.02	$83.39
NAV per Share(2)	$4.41	$6.99
NAV(2)	$107,033,542	$169,409,213
(1)
The Principal Market NAV and Principal Market NAV per Share are calculated using the fair value of LTC based on the price provided by the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date, in accordance with U.S. GAAP.
(2)
The Trust’s NAV and NAV per Share are derived from the Index Price, as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. The Digital Asset Trading Platforms included in the Index (the “Constituent Trading Platforms”) as of March 31, 2026 were Binance, Bitstamp by Robinhood, Bullish, Bybit, Crypto.com, GATE, Gemini, Hashkey, Kraken, LMAX Digital, and OKX. The Digital Asset Trading Platforms included in the Index as of March 31, 2025 were Coinbase, Crypto.com, Kraken, LMAX Digital, Bitstamp by Robinhood, and Bitfinex. See “Item 1. Business—Overview of the LTC Industry and Market—LTC Value—The Index and the Index Price” in our Annual Report for a description of the Index and the Index Price.

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

The following chart illustrates the movement in the Trust’s NAV per Share versus the Index Price and the Trust’s Principal Market NAV per Share from March 1, 2018 (the inception of the Trust’s operations) to March 31, 2026. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the LTC Industry and Market—LTC Value—The Index and the Index Price” in our Annual Report.

The following table illustrates the movements in the Index Price from April 1, 2021 to March 31, 2026. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended March 31, 2022	$172.47	$371.71	5/11/2021	$97.36	3/7/2022	$124.36	$124.36
Twelve months ended March 31, 2023	$72.12	$126.63	4/3/2022	$42.68	6/18/2022	$89.77	$89.77
Twelve months ended March 31, 2024	$78.10	$111.10	7/2/2023	$58.07	9/11/2023	$104.63	$93.58
Twelve months ended March 31, 2025	$86.76	$137.18	1/17/2025	$55.46	8/5/2024	$83.39	$83.39
Twelve months ended March 31, 2026	$87.63	$130.23	8/13/2025	$50.74	2/5/2026	$54.02	$54.02
April 1, 2021 to March 31, 2026	$99.40	$371.71	5/11/2021	$42.68	6/18/2022	$54.02	$54.02

The following table illustrates the movements in the Digital Asset Market price of LTC, as reported on the Trust’s principal market, from April 1, 2021 to March 31, 2026.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended March 31, 2022	$172.48	$371.96	5/11/2021	$97.23	3/7/2022	$124.25	$124.25
Twelve months ended March 31, 2023	$72.12	$126.58	4/3/2022	$42.61	6/18/2022	$89.75	$89.75
Twelve months ended March 31, 2024	$78.10	$111.06	7/2/2023	$58.11	9/11/2023	$104.58	$93.54
Twelve months ended March 31, 2025	$86.77	$137.22	12/5/2024	$55.47	8/5/2024	$83.32	$83.32
Twelve months ended March 31, 2026	$87.63	$130.28	8/13/2025	$50.71	2/5/2026	$54.01	$54.01
April 1, 2021 to March 31, 2026	$99.41	$371.96	5/11/2021	$42.61	6/18/2022	$54.01	$54.01

The following chart sets out the historical closing prices for the Shares as reported by OTCQX and the Trust’s NAV per Share from August 18, 2020 to March 31, 2026.

LTCN Premium/(Discount): LTCN Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by OTCQX divided by the Trust’s NAV per Share from August 18, 2020 to March 31, 2026.

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

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings

There have been no material changes to the Legal Proceedings last reported under “Part I, Item 3. Legal Proceedings” of our Annual Report on Form 10-K for the year ended June 30, 2025 (our “Annual Report”).

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under “Part I, Item 1A. Risk Factors” of our Annual Report, as amended and supplemented by our Current Report on Form 8-K, dated October 9, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of equity securities by the issuer and affiliated purchasers —The table below sets forth information regarding open market purchases of Shares of Grayscale Litecoin Trust (LTC) (OTCQX: LTCN) by Digital Currency Group, Inc. (“DCG”), the indirect parent company of the Sponsor, on a monthly basis during the three months ended March 31, 2026:

Period	(a) Total Number of Shares of LTCN Purchased	(b) Average Price Paid per Share of LTCN	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(in millions)
January 1, 2026 - January 31, 2026	-	$-	-	$28.2
February 1, 2026 - February 28, 2026	-	-	-	28.2
March 1, 2026 - March 31, 2026	-	-	-	28.2
Total	-	$-	-	$28.2

(1)
On March 2, 2022, the Board of the Sponsor approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $30 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through March 31, 2022, DCG purchased $1.8 million worth of Shares of the Trust under this authorization. From April 1, 2022 through April 30, 2026, DCG had not purchased any Shares of the Trust under this authorization.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Board of Managers

As previously disclosed, on October 22, 2025, GSOIH consummated an internal corporate reorganization (the “Management Reorganization”). As a result of the Management Reorganization, as of October 22, 2025, (i) Grayscale Investments, Inc. (“Grayscale Investments”) is the sole managing member of GSO, the sole member of the Sponsor and (ii) the Board of Directors of Grayscale Investments became responsible for managing and directing the affairs of the Sponsor, and consists of Barry Silbert, Mark Shifke, Simon Koster, Peter Mintzberg and Edward McGee.

On May 4, 2026, a Board of Managers of Grayscale Investments Sponsors, LLC was created to manage and direct the affairs of the Sponsor, under authority delegated by the board of Grayscale Investments. While the board of Grayscale Investments retains overall oversight of Grayscale Investments and its subsidiaries as a whole, including the Sponsor, the Board of Managers of the Sponsor consists of Peter Mintzberg, Edward McGee, and Craig Salm. Mr. Mintzberg, Mr. McGee, and Mr. Salm are granted authority to manage the day-to-day affairs of the Sponsor under the amended and restated limited liability company agreement of the Sponsor.

Peter Mintzberg and Edward McGee are members of the Board of Directors of Grayscale Investments and we hereby incorporate by reference into this Quarterly Report on Form 10-Q each of their biographies in the section, “Item 10. Directors, Executive Officers and Corporate Governance” in our Annual Report on Form 10-K for the year ended June 30, 2025.

Craig Salm has been the Chief Legal Officer of Grayscale since 2022. Before serving as Chief Legal Officer, Mr. Salm was Director, Legal since January 2020 and Associate, Legal since January 2018. Prior to joining Grayscale, Mr. Salm was a corporate associate at Paul Weiss and a member of its Capital Markets & Securities Group—primarily focused on representing issuers, private equity sponsors, investment banks, hedge funds and other stakeholders in corporate finance transactions, as well as advising on securities law and corporate governance matters. Mr. Salm earned his Bachelor of Science from the University of Michigan and his Juris Doctor from the Benjamin N. Cardozo School of Law. Mr. Salm serves as a member of the Blockchain Association and a member of the Crypto Ratings Council (CRC).

Item 6. Exhibits

Exhibit Number	Exhibit Description
31.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

31.2

Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

32.2

Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, with respect to the Trust’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

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

“Board”—Board of Managers of the Sponsor, which, as of May 4, 2026, manages and directs the affairs of the Sponsor, through authority delegated from the board of directors of Grayscale Investments. Prior to January 1, 2025, any references to the “Board” refer to the board of directors of Grayscale Investments, LLC, the former Sponsor of the Trust. From January 1, 2025 to, but not including, October 22, 2025, any references to the “Board” refer to the board of directors of GSOIH. From October 22, 2025 to May 4, 2026, any references to the “Board” refer to the board of directors of Grayscale Investments. From and after May 4, 2026, any references to the “Board” refer to the board of managers of the Sponsor, unless the context otherwise requires.

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

“Grayscale Securities”—Grayscale Securities, LLC, a consolidated subsidiary of GSO.

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

Date: May 5, 2026

* The Registrant is a trust and the persons are signing in their capacities as officers of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant.