Form 10-K
period 2026-06-30
Grayscale Litecoin Trust (LTC)
filed 2026-09-03
CIK 1732406

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

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

Aggregate market value of registrant’s Shares held by non-affiliates of the registrant, based upon the closing price of a Share on December 31, 2025 as reported by the OTC Markets Group Inc. on that date: $141,495,018

Number of Shares of the registrant outstanding as of August 31, 2026: 24,252,100

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

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” with respect to the financial conditions, results of operations, plans, objectives, future performance and business of Grayscale Litecoin Trust (LTC) (the “Trust”). Statements preceded by, followed by or that include words such as “may,” “might,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of these terms and other similar expressions are intended to identify some of the forward-looking statements. All statements (other than statements of historical fact) included in this Annual Report that address activities, events or developments that will or may occur in the future, including such matters as changes in market prices and conditions, the Trust’s operations, the plans of Grayscale Investments Sponsors, LLC (the “Sponsor”), and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially from such statements. These statements are based upon certain assumptions and analyses the Sponsor made based on its perception of historical trends, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including, but not limited to, those described in “Part I. Item 1A. Risk Factors.” Forward-looking statements are made based on the Sponsor’s beliefs, estimates and opinions on the date the statements are made and neither the Trust nor the Sponsor is under a duty or undertakes an obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change, other than as required by applicable laws. Investors are therefore cautioned against relying on forward-looking statements. Factors which could have a material adverse effect on the Trust’s business, financial condition or results of operations and future prospects or which could cause actual results to differ materially from the Trust’s expectations include, but are not limited to, those described in “Item 1A. Risk Factors.”

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in the Shares speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below in “Item 1A. Risk Factors.” Some of the factors that could materially and adversely affect our business include, but are not limited to, the following:

Risk Factors Related to Digital Assets

•
The trading prices of many digital assets, including LTC, have experienced extreme volatility and may continue to do so. Extreme volatility in the future, including declines in the trading prices of LTC, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value;
•
Digital assets such as LTC have a limited history and the value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies, including the dependence of digital asset networks on the internet and other technologies, the role of users, developers and miners and the potential for malicious activity.
•
Digital assets represent a relatively new and rapidly evolving industry, and the value of the Shares depends on the acceptance of LTC;
•
Digital assets may have concentrated ownership and large sales or distributions by holders of such digital assets, which could have an adverse effect on the market price of such digital assets; and
•
A temporary or permanent “fork” or a “clone” could adversely affect the value of the Shares.

Risk Factors Related to the Digital Asset Markets

•
Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity;

•
Many Digital Asset Trading Platforms operate with limited regulatory oversight or transparency and may experience fraud, market manipulation, business failures, security failures or operational problems, which may adversely affect the value of LTC and the value of the Shares;
•
Digital Asset Trading Platforms may be exposed to wash-trading and front-running; and
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
•
The Shares may trade at a price that is at, above or below the Trust’s NAV per Share as a result of the non-concurrent trading hours between OTC Markets and the Digital Asset Trading Platform Market; and
•
Shareholders may suffer a loss on their investment if the Shares trade above or below the Trust’s NAV per Share.

Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares

•
Changes in the securities-law treatment of LTC or transactions involving LTC under federal or state law could adversely affect the value of LTC and the Shares and require the Trust to change its operations or terminate;
•
Changes in U.S. or foreign laws, regulations or regulatory actions may prohibit or restrict the use of LTC or the operation of the Litecoin Network or the Digital Asset Markets, increase the Trust’s costs, impair its ability to operate or require its termination, any of which could adversely affect the value of the Shares;
•
If regulators or public utilities take actions that restrict or otherwise impact mining activities, there may be a significant decline in such activities, which could adversely affect the Litecoin Network and the value of the Shares;
•
If regulators subject an Authorized Participant, the Trust or the Sponsor to regulation as a money service business or money transmitter, this could result in extraordinary expenses to the Authorized Participant, the Trust or the Sponsor and also result in decreased liquidity for the Shares;
•
Statutory or regulatory changes or interpretations could obligate the Trust or the Sponsor to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Trust; and
•
Future developments regarding the treatment of digital assets for U.S. federal income tax purposes could adversely affect the value of the Shares.

Risk Factors Related to Potential Conflicts of Interest

•
Potential conflicts of interest may arise among the Sponsor or its affiliates and the Trust. The Sponsor and its affiliates have no fiduciary duties to the Trust and its shareholders other than as provided in the Trust Agreement, which may permit them to favor their own interests to the detriment of the Trust and its shareholders; and
•
Shareholders cannot be assured of the Sponsor’s continued services, the discontinuance of which may be detrimental to the Trust.

Unless otherwise stated or the context otherwise requires, the terms “we,” “our” and “us” in this Annual Report refer to the Sponsor acting on behalf of the Trust.

This Annual Report supplements and where applicable amends the Memorandum, as defined in the Trust’s Amended and Restated Declaration of Trust and Trust Agreement, for general purposes.

PART I

Item 1. Business

Overview of the Trust and the Shares

Grayscale Litecoin Trust (LTC) (the “Trust”) is a Delaware Statutory Trust that was formed on January 26, 2018. The Trust’s purpose is to hold Litecoin (“LTC”), which are digital assets that are created and transmitted through the operations of the peer-to-peer Litecoin Network (the “Litecoin Network”), a decentralized network of computers that operates on cryptographic protocols.

The Trust issues common units of fractional undivided beneficial interest (“Shares”), which represent ownership in the Trust, on a periodic basis to certain “accredited investors” within the meaning of Rule 501(a) of Regulation D under the Securities Act of 1933, as amended (the “Securities Act”) in exchange for deposits of LTC. The Shares are quoted on OTC Markets Group Inc.’s OTCQX® Best Market (“OTCQX” or “OTC Markets”) under the ticker symbol “LTCN.”

Grayscale Investments Sponsors, LLC (“GSIS” or the “Sponsor”), a consolidated subsidiary of Digital Currency Group, Inc. (“DCG”), is the sponsor of the Trust. CSC Delaware Trust Company is the trustee of the Trust (the “Trustee”), Continental Stock Transfer & Trust Company is the transfer agent of the Trust (in such capacity, the “Transfer Agent”) and Coinbase Custody Trust Company, LLC is the custodian of the Trust (the “Custodian”).

In September 2025, the Trust filed a registration statement on Form S-3 under the Securities Act of 1933, relating to a proposed public offering of the Trust’s shares and related listing on NYSE Arca, Inc. (“NYSE Arca”). As of the date of this filing, the Form S-3 has not been declared effective and the Trust’s shares are offered only through private placements (i.e. not in any public offering) and are publicly traded on OTC Markets. There can be no assurance that the SEC will declare the registration statement effective or that NYSE Arca will approve the listing (or that, if listed, an active trading market for the Shares on NYSE Arca will develop and be sustained).

The Trust issues Shares only in one or more blocks of 100 Shares (a block of 100 Shares is called a “Basket”) to certain authorized participants (“Authorized Participants”) from time to time. Baskets are offered in exchange for LTC. As of June 30, 2026, each Share represented approximately 0.0812 LTC. For a more detailed description of the creation procedures, see “—Description of the Creation Process.”

At this time, the Sponsor is not operating a redemption program for the Shares and therefore Shares are not redeemable by the Trust.

The Shares are neither interests in nor obligations of the Sponsor or the Trustee. As provided under the Amended and Restated Declaration of Trust and Trust Agreement between the Trustee and the Sponsor establishing and governing the operations of the Trust, as amended by Amendments No. 1, No. 2 and No. 3 thereto and as the same may be further amended from time to time (the “Trust Agreement”), the Trust’s assets will not be loaned or pledged, or serve as collateral for any loan, margin, rehypothecation, or other similar activity to which the Sponsor, the Trust or any of their respective affiliates are a party.

The Sponsor maintains an internet website at www.grayscale.com/funds/grayscale-litecoin-trust/, through which the Trust’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are made available free of charge after they have been filed or furnished to the SEC. The Sponsor also uses www.grayscale.com/funds/grayscale-litecoin-trust/ as means of disclosing material non-public information and for complying with the Trust's disclosure obligations under Regulation FD. Additional information regarding the Trust may also be found on the SEC’s EDGAR database at www.sec.gov.

The contents of the websites referred to above and any websites referred to herein are not incorporated into this filing or any other reports or documents we file with or furnish to the SEC. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Investment Objective and Principal Investment Strategies

Investment Objective

The Trust’s investment objective is for the value of the Shares (based on LTC per Share) to reflect the value of the LTC held by the Trust, determined by reference to the Index Price (as defined below), less the Trust’s expenses and other liabilities.

Principal Investment Strategy

In seeking to achieve its investment objective, the Trust holds LTC. The Trust provides investors with the opportunity to gain exposure to the price of LTC through Shares held in a traditional brokerage account, without the barriers to entry or risks involved with holding or transferring LTC directly, acquiring it from an electronic marketplace where trading platform participants may trade, buy and sell LTC based on bid-ask trading (a “Digital Asset Trading Platform”), or otherwise obtaining direct exposure to LTC. The “Digital Asset Trading Platform Market” refers to the global trading platform market for the trading of LTC, which consists of transactions on electronic Digital Asset Trading Platforms.

The Trust is a passive investment vehicle that does not seek to pursue any investment strategy beyond tracking the price of LTC. As a result, the Trust will not attempt to speculatively sell LTC at times when its price is high or speculatively acquire LTC at low prices in the expectation of future price increases, nor will the Trust attempt to avoid losses or hedge exposure arising from the risk of changes in the price of LTC.

Secondary Market Trading

The Shares may trade in any marketplace or other alternative trading system, as determined by the Sponsor, on which the Shares may then be listed, quoted or traded, including but not limited to, OTC Markets (the “Secondary Market”) at prices that are lower or higher than the NAV per Share. The amount of the discount or premium in the trading price relative to the NAV per Share may be influenced by non-concurrent trading hours and liquidity between OTC Markets and larger Digital Asset Trading Platforms. While the Shares trade on OTC Markets from 6:00 a.m. until 5:00 p.m., New York time, liquidity in the Digital Asset Markets may fluctuate depending upon the volume and availability of larger Digital Asset Trading Platforms. As a result, during periods in which Digital Asset Market liquidity is limited or a major Digital Asset Trading Platform is off-line, trading spreads, and the resulting premium or discount, on the Shares may widen.

Market Price Deviations

To date, the Trust has not met its investment objective and the Shares quoted on OTC Markets have not reflected the value of LTC held by the Trust, less the Trust’s expenses and other liabilities, but instead have traded at both premiums and discounts to such value, which at times have been substantial.

In the event the Shares trade at a substantial premium, investors who purchase Shares on OTC Markets will pay substantially more for their Shares than investors who purchase Shares in a private placement. The value of the Shares may not reflect the value of the Trust’s LTC, less the Trust’s expenses and other liabilities, for a variety of reasons, including the holding period under Rule 144 for Shares purchased in a private placement, the lack of an ongoing redemption program, any halting of creations by the Trust, LTC price volatility, trading volumes on, or closures of, trading platforms where digital assets trade due to fraud, failure, security breaches or otherwise, and the non-concurrent trading hours between OTC Markets and the global trading platform market for trading LTC. As a result, the Shares may continue to trade at a substantial premium over, or a substantial discount to, the value of the Trust’s LTC, less the Trust’s expenses and other liabilities, and the Trust may be unable to meet its investment objective for the foreseeable future.

At this time, the Trust is not operating a redemption program for Shares and therefore Shares are not redeemable by the Trust. In addition, the Trust may halt creations for extended periods of time for a variety of reasons, including in connection with forks, airdrops and other similar events. As a result, Authorized Participants are not able to take advantage of arbitrage opportunities created when the market value of the Shares deviates from the value of the Trust’s net asset value (the “NAV”) per Share, which may cause the Shares to trade at a substantial premium over, or a substantial discount to, the value of the Trust’s NAV per Share.

Subject to receipt of regulatory approval from the SEC and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. No assurance can be given as to the timing of such relief or that such relief will be granted. If such relief is granted and the Sponsor approves a redemption program, the Shares will be redeemable in accordance with the provisions of the Trust Agreement and the relevant Participant Agreement (as defined below). Although the Sponsor cannot predict with certainty what effect, if any, the operation of a redemption program would have on the trading price of the Shares, a redemption program would allow Authorized Participants to take advantage of arbitrage opportunities created when the market value of the Shares deviates from the value of the Trust’s LTC, less the Trust’s expenses and other liabilities, which may have the effect of reducing any premium or discount at which the Shares trade on OTC Markets over or below such value, respectively, which at times has been substantial.

For a discussion of risks relating to the deviation in the trading price of the Shares from the NAV per Share, see “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—Because of the holding period under Rule 144, the lack of an ongoing redemption program and the Trust’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Index Price and the Shares have historically traded at a substantial premium over, or a substantial discount to, the NAV per Share,” “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The Shares may trade at a price that is at, above or below the Trust’s NAV per Share as a result of the non-concurrent trading hours between OTC Markets and the Digital Asset Trading Platform Market,” “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—Shareholders may suffer a loss on their investment if the Shares trade above or below the Trust’s NAV per Share” and “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The restrictions on transfer and redemption may result in losses on the value of the Shares.”

Overview of the LTC Industry and Market

Litecoin, or LTC, is a digital asset that is created and transmitted through the operations of the peer-to-peer Litecoin Network, a decentralized network of computers that operates on cryptographic protocols. No single entity owns or operates the Litecoin Network, the infrastructure of which is collectively maintained by a decentralized user base. The Litecoin Network allows people to exchange tokens of value, called LTC, which are recorded on a public transaction ledger known as a blockchain (the “Blockchain”). LTC can be used to pay for goods and services on the Litecoin Network, or it can be converted to fiat currencies, such as the U.S. dollar, at rates determined on Digital Asset Trading Platforms or in individual end-user-to-end-user transactions under a barter system. Additionally, LTC is used to pay miners for verifying transactions on the Litecoin Network.

Litecoin is an alternative software implementation of Bitcoin (a type of digital asset based on an open-source cryptographic protocol existing on the Bitcoin Network) that was created in late 2011 by Charlie Lee who set out to create a proof-of-work currency that could be an alternative to Bitcoin. Ultimately, this resulted in a clone of Bitcoin. Although Litecoin is thus very similar to Bitcoin, there are several key differences between the Litecoin Network and the Bitcoin Network. These differences include a block generation time of approximately two and a half minutes for LTC as compared to ten minutes for Bitcoin, and a cap on the number of coins that will be created of 84 million LTC, as compared to 21 million for Bitcoin. Litecoin also implemented Scrypt, a distinct hashing algorithm different from Bitcoin’s SHA-256 hashing algorithm.

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

Creation of New LTC

The Litecoin Network is kept running by computers all over the world. In order to incentivize those who incur the computational costs of securing the network by validating transactions, there is a reward that is given to the computer that was able to create the latest block on the chain paid in the form of newly minted LTC and the transaction fees from the transactions included in that block. Due to the nature of the algorithm for block generation, this process (generating a “proof-of-work”) is guaranteed to be random. Over time, rewards are expected to be proportionate to the computational power of each machine.

Limits on LTC Supply

The Litecoin Network is structured to allow a maximum of 84 million LTC to be created, which are mined over time with the creation of each new block. The supply of new LTC is mathematically controlled so that the amount of LTC grows at a limited rate pursuant to a pre-set schedule. The amount of newly mined LTC awarded for solving a new block is automatically halved after every 840,000 blocks are added to the Litecoin Blockchain. Currently, the fixed reward for solving a new block is 6.25 LTC per block, and this is expected to decrease by half to become 3.125 LTC after the next 840,000 blocks since the last reward reduction have entered the Litecoin Network, which is expected to be approximately July 2027. This deliberately controlled rate of LTC creation means that the amount of LTC in existence will increase at a controlled rate until the amount of LTC in existence reaches 84 million LTC.

Once new LTC are no longer awarded for adding a new block, miners will only have transaction fees to incentivize them, and as a result, it is expected that miners will need to be better compensated with higher transaction fees to ensure that there is adequate incentive for them to continue mining.

As of June 30, 2026, approximately 77.3 million LTC were outstanding, and estimates of when the 84 million LTC limitation will be reached range from at or near the year 2142.

Modifications to the LTC Protocol

The Litecoin Network is an open-source project with no official developer or group of developers that controls the Litecoin Network. However, the Litecoin Network’s development has historically been overseen by a core group of developers. The core developers are able to access, and can alter, the Litecoin Network source code and, as a result, they are responsible for quasi-official releases of updates and other changes to the Litecoin Network’s source code. For example, in May 2022, a Litecoin Network upgrade incorporated MimbleWimble, an additional encryption feature that enhances privacy and fungibility. In June 2025, the Litecoin Network was upgraded with LitVM, which is a zero knowledge Layer-2 network that enables smart contracts, supports cross-chain swaps and enhances privacy and scalability.

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

For additional information regarding risks relating to the Litecoin Network, see “Item 1A. Risk Factors.”

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

Digital Asset Trading Platform Public Market Data

On each online Digital Asset Trading Platform, LTC is traded with publicly disclosed valuations for each executed trade, measured by one or more fiat currencies such as the U.S. dollar or euro, or stablecoins such as U.S. Dollar Coin. Over-the-counter dealers or market makers do not typically disclose their trade data.

LTC pricing information is available on a 24-hour basis from various financial information service providers or Litecoin Network information sites such as CoinMarketCap.com. The spot price and bid/ask spreads may also be available directly from Digital Asset Trading Platforms. As of June 30, 2026, the Digital Asset Trading Platforms included in the Index (the “Constituent Trading Platforms”) were Binance, Bitstamp by Robinhood, Bullish, Bybit, Crypto.com, Gate, Gemini, HashKey, Kraken, LMAX Digital, OKX, and OSL. As further described below, the Sponsor and the Trust reasonably believe each of these Digital Asset Trading Platforms are in material compliance with applicable licensing requirements based on the inclusion criteria and jurisdiction, as detailed below, and maintain practices and policies designed to comply with anti-money laundering (“AML”) and know-your-customer (“KYC”) regulations. CoinDesk Indices, Inc. (the “Index Provider”) may remove or add Digital Asset Trading Platforms to the Index in the future at its discretion. Market prices for the Shares will be available from a variety of sources, including brokerage firms, information websites and other information service providers. In addition, on each business day the Trust’s website will provide pricing information for the Shares.

Although the Index is designed to accurately capture the market price of LTC, third parties may be able to purchase and sell LTC on public or private markets not included among the Constituent Trading Platforms, and such transactions may take place at prices materially higher or lower than the Index Price. Moreover, there may be variances in the prices of LTC on the various Digital Asset Trading Platforms, including as a result of differences in fee structures or administrative procedures on different Digital Asset Trading Platforms. To the extent such prices differ materially from the Index Price, investors may lose confidence in the Shares’ ability to track the market price of LTC.

Government Oversight

As digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including Financial Crimes Enforcement Network (“FinCEN”), the Treasury Department Office of Foreign Assets Control, SEC, the U.S. Commodity Futures Trading Commission (the “CFTC”), the Financial Industry Regulatory Authority (“FINRA”), the Consumer Financial Protection Bureau, the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the U.S. Internal Revenue Service, a bureau of the U.S. Department of the Treasury (the “IRS”), the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation (“FDIC”), the Federal Reserve and state financial institution and securities regulators) have been examining the operations of digital asset networks, digital asset users and the Digital Asset Markets, with particular focus on the extent to which digital assets can be used to launder the proceeds of illegal activities, evade sanctions or fund criminal or terrorist enterprises and the safety and soundness of trading platforms and other service providers that hold or custody digital assets for users. Many of these state and federal agencies have issued consumer advisories regarding the risks posed by digital assets to investors. In addition, federal and state agencies, and other countries and international bodies have issued rules or guidance about the treatment of digital asset transactions or requirements for businesses engaged in digital asset activity. Moreover, the failure of FTX Trading Ltd. (“FTX”) in November 2022 and the resulting market turmoil substantially increased regulatory scrutiny in the United States and globally and led to SEC enforcement actions, criminal investigations, and other regulatory activity across the digital asset ecosystem.

In addition, the SEC, U.S. state securities regulators and several foreign governments have issued warnings and instituted legal proceedings in which they argue that certain digital assets may be classified as securities and that both those digital assets and any related initial coin offerings or other primary and secondary market transactions are subject to securities regulations. For example, in June 2023, the SEC brought charges against Binance Holdings Ltd. (“Binance”) (the “Binance Complaint”) and Coinbase, Inc. (the “Coinbase Complaint”), and in November 2023, the SEC brought charges against Kraken (the “Kraken Complaint”), alleging that they operated unregistered securities exchanges, brokerages and clearing agencies. In its complaints, the SEC asserted that several digital assets are securities under the federal securities laws. Between February 2025 and May 2025, the SEC entered into court-approved joint stipulations to dismiss each of the Binance Complaint, Coinbase Complaint and the Kraken Complaint. The SEC has terminated its investigation or enforcement action into many other digital asset market participants as well. Additionally, U.S. state and federal, and foreign regulators and legislatures have taken action against virtual currency businesses or enacted restrictive regimes in response to adverse publicity arising from hacks, consumer harm, or criminal activity stemming from virtual currency activity.

On January 23, 2025, President Trump issued an executive order titled “Strengthening American Leadership in Digital Financial Technology,” aimed at supporting “the responsible growth and use of digital assets, blockchain technology, and related technologies across all sectors of the economy.” The executive order established an interagency working group tasked with “proposing a Federal regulatory framework governing the issuance and operation of digital assets” in the United States. Pursuant to this executive order, the working group released a report in July 2025 outlining the administration’s recommendations to Congress and various agencies reflecting the administration’s “pro-innovation mindset toward digital assets and blockchain technologies.”

On March 17, 2026, the SEC issued an interpretation clarifying how the federal securities laws apply to certain crypto assets and transactions involving crypto assets. The SEC interpretation (i) provides a taxonomy for digital commodities, digital collectibles, digital tools, stablecoins and digital securities; (ii) addresses how a “non-security crypto asset” may become subject to, and how it may cease to be subject to, an investment contract; and (iii) clarifies the application of federal securities laws to airdrops, protocol mining, protocol staking and the wrapping of a non-security crypto asset. The CFTC joined the interpretation to provide guidance that the CFTC and its staff will administer the Commodity Exchange Act consistent with the SEC’s interpretation.

Additionally, on August 18, 2026, the SEC issued a notice of proposed rulemaking titled “Regulation Crypto Asset,” which would create a tailored offering regime for certain investment contracts involving crypto assets. The proposed rule includes a “startup exemption,” which would exempt offerings of up to $5 million from the registration requirements of the Securities Act during a four-year period; a “fundraising exemption,” which would exempt offerings of up to $75 million completed during a 12-month period from the registration requirements of the Securities Act; and an “investment contract safe harbor,” which would provide a conditional safe harbor from the term “investment contract” in the definitions of “security” in the Securities Act and the Exchange Act (in each case, subject to conditions). It also would preempt state securities law registration and qualification requirements with respect to offers and sales of covered investment contracts issued pursuant to Regulation Crypto Assets. Regulation Crypto Assets seeks to provide primary-market pathways for projects that cannot comfortably use existing offering exemptions. It would not, however, address the regulatory status of intermediaries that trade crypto assets in the secondary market (e.g., their status as brokers, dealers or exchanges) or hold substantial amounts of crypto asset (e.g., their status as investment companies). At this stage, Regulation Crypto Assets is a proposed rule only; it is not final. The SEC may change it before it becomes a final rule in response to public comment or otherwise.

There have been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets. Certain of these bills passed out of relevant committees and were passed in the House of Representatives in the last Congress, though not the Senate. Some of these bills have since been reintroduced with changes, and continue to be contemplated in the relevant committees, as well as the full House of Representatives and Senate. For example, in July 2025, the GENIUS Act was signed into law and the House of Representatives passed the Digital Asset Market Clarity Act of 2025 (“Clarity Act”) in an effort to pass laws relating to digital asset market structure. It is difficult to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of digital asset markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets. See “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares—Changes in U.S. or foreign laws, regulations or regulatory actions may prohibit or restrict the use of LTC or the operation of the Litecoin Network or the Digital Asset Markets increase the Trust’s costs, impair its ability to operate or require its termination, any of which could adversely affect the value of the Shares” and “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares—Changes in the securities-law treatment of LTC or transactions involving LTC under federal or state law could adversely affect the value of LTC and the Shares and require the Trust to change its operations or terminate.”

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

See “Item 1A. Risk Factors—Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares—Changes in U.S. or foreign laws, regulations or regulatory actions may prohibit or restrict the use of LTC or the operation of the Litecoin Network or the Digital Asset Markets increase the Trust’s costs, impair its ability to operate or require its termination, any of which could adversely affect the value of the Shares.”

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

All references to the NAV and NAV per Share of the Trust in this Annual Report prior to October 1, 2025 have been calculated using the Index Price based on the CoinDesk Litecoin Price Index (LTX) unless otherwise indicated. As of October 1, 2025, the NAV and NAV per Share of the Trust is calculated using the Index Price based on the CoinDesk Litecoin Benchmark Rate (formerly known as the CoinDesk LTC CCIXber Reference Rate).

Constituent Trading Platform Selection

Digital Asset Trading Platforms are selected for inclusion in the Index based on a methodology developed by the Index Provider in alignment with the International Organization of Securities Commissions (“IOSCO”) Principles for Financial Benchmarks. To qualify as a Constituent Trading Platform, a platform is evaluated across the following core criteria listed below (the “Inclusion Criteria”):

•
Market Quality: Overall liquidity, trading activity, price reliability, and market stability.
•
Security: Cybersecurity safeguards, custody practices, and operational risk controls.
•
Legal and Regulatory: Licensing status, regulatory compliance, and legal transparency.
•
KYC: Assessment of anti-money laundering (“AML”) and know-your-customer (“KYC”) frameworks, transaction monitoring capabilities, and market oversight.
•
Data Provision: Quality, accessibility, and reliability of trading data and technical infrastructure.
•
Transparency: Financial and operational disclosures, including reserve and governance transparency.
•
Team: Assessment of executive leadership, relevant experience, organizational structure, and service offerings across institutional and retail markets.
•
Negative Events: The Index Provider may apply a downward adjustment for material adverse events, including data breaches, regulatory penalties, withdrawal freezes, or other significant incidents.

Trading platforms that meet these Inclusion Criteria are also required to be licensed and able to serve customers in one or more of the following jurisdictions:

•
United States (FinCEN, state regulatory authorities)
•
United Kingdom (FCA)
•
European Union (MiCA passport)
•
Hong Kong (SFC)
•
Singapore (MAS)
•
United Arab Emirates, including the emirates of Dubai and Abu Dhabi (VARA, ADGM)
•
Gibraltar (GFSC)

A Digital Asset Trading Platform is removed from the Constituent Trading Platforms when it no longer satisfies the Inclusion Criteria. The Index Provider may also exclude certain trading platforms that require additional support from such contributing trading platforms at its discretion. The Index Provider does not currently include data from over-the-counter markets or derivatives platforms among the Constituent Trading Platforms. Over-the-counter data is not currently included because of the potential for trades to include a significant premium or discount paid for larger liquidity, which creates an uneven comparison relative to more active markets. There is also a higher potential for over-the-counter transactions to not be arms-length, and thus not be representative of a true market price. LTC derivative markets are also not currently included. While the Index Provider has no plans to include data from over-the-counter markets or derivative platforms at this time, the Index Provider will consider IOSCO principles for financial benchmarks, the management of trading venues of LTC derivatives and the aforementioned Inclusion Criteria when considering whether to include over-the-counter or derivative platform data in the future.

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

The Index Provider may change the trading venues that are used to calculate the Index or otherwise change the way in which the Index is calculated at any time. For example, the Index Provider has scheduled monthly reviews in which it may add or remove Constituent Trading Platforms that satisfy or fail the Inclusion Criteria as well as other requirements detailed in the Index Methodology. The Index Provider does not have any obligation to consider the interests of the Sponsor, the Trust, the shareholders, or anyone else in connection with such changes. While the Index Provider is not required to publicize or explain the changes or to alert the Sponsor to such changes, it has historically notified the Trust of certain changes to the Constituent Trading Platforms, including any additions or removals of the Constituent Trading Platforms, in addition to issuing press releases in connection with the same. The Sponsor will provide updates of such changes in the Trust’s quarterly reports on Form 10-Q. Although the Index methodology is designed to operate without any manual intervention, rare events would justify manual intervention. Intervention of this kind would be in response to non-market-related events, such as the halting of deposits or withdrawals of funds on a Digital Asset Trading Platform, the unannounced closure of operations on a Digital Asset Trading Platform, insolvency or the compromise of user funds. In the event that such an intervention is necessary, the Index Provider would issue a public announcement through its website, API and other established communication channels with its clients.

Determination of the Index Price

The Index applies an algorithm to the price of LTC on the Constituent Trading Platforms calculated every 5 seconds over a 24-hour period. The Index’s algorithm is expected to reflect a five-pronged methodology to calculate the Index Price from the Constituent Trading Platforms:

•
Volume Weighting: Constituent Trading Platforms with greater liquidity receive a higher weighting in each Index, increasing the ability to execute against (i.e., replicate) the Index in the underlying spot markets. The Index methodology is a volume-weighted real-time price where the latest trade price for each Constituent Trading Platform is weighted based on its trailing 24-hour volume.

•
FX Conversion: The Index algorithm utilizes a volume-weighted real-time FX conversion rate for any trading activity for the relevant Stablecoin-USD pair. This normalizes all trading activity to USD denomination.
•
Outlier Detection Factor: The Index algorithm excludes trade data and price(s) deemed to be an outlier relative to the most recently calculated Index.
•
Inactivity Adjustment: The Index algorithm penalizes stale activity from any given Constituent Trading Platform. When a Constituent Trading Platform does not have recent trading data, the outdated prices and their contribution to the Index calculation are gradually reduced until they are de-weighted to 0.1%. Similarly, once trading activity at a Constituent Trading Platform resumes, the corresponding weighting for that Constituent Trading Platform will no longer be penalized.
•
Manipulation Resistance: In an effort to determine and prioritize the most significant Constituent Trading Platforms (i.e., those that are likely to have the most impact on price discovery) for a given asset, the Index Provider conducts a Constituent Trading Platform selection and review process, which seeks to identify the highest-ranking Constituent Trading Platforms based on both qualitative and quantitative factors. The qualitative review includes legal and regulation, data provision, security, trade monitoring, market quality, and negative events policy, among others. The quantitative review includes review of trading activity for the asset on the given Constituent Trading Platform.

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

If the Index Price becomes unavailable, or if the Sponsor determines in good faith that such Index Price does not reflect an accurate price for LTC, then the Sponsor will contact the Index Provider to obtain the Index Price directly from the Index Provider. If after such contact such Index Price remains unavailable or the Sponsor continues to believe in good faith that such Index Price does not reflect an accurate price for LTC, then the Sponsor will employ a cascading set of rules to determine the Index Price, as described below in “—Determination of the Index Price When Index Price is Unavailable.”

The Trust values its LTC for operational purposes by reference to the Index Price. The Index Price is the value of an LTC as represented by the Index, calculated at 4:00 p.m., New York time, on each business day.

Illustrative Example

For the purposes of illustration, outlined below are examples of how the attributes that impact weighting and adjustments in the aforementioned methodology may be utilized to generate the Index Price for a digital asset. For example, the Constituent Trading Platforms used to calculate the Index Price of the digital asset may include trading platforms such as Crypto.com, Kraken, LMAX Digital and Bitstamp by Robinhood.

The Index Price algorithm, as described above, is designed to account for manipulation at the outset by only including data from executed trades on Constituent Trading Platforms that charge trading fees. Then, the below-listed elements may impact the weighting of the Constituent Trading Platforms on the Index Price as follows:

•
Volume Weighting: Each Constituent Trading Platform will be weighted to appropriately reflect the trading volume share of the Constituent Trading Platform relative to all the Constituent Trading Platforms during this same period. For example, a weighting of 67.06%, 14.57%, 11.88%, and 6.49% for Crypto.com, Kraken, LMAX Digital and Bitstamp by Robinhood, respectively, would represent each Constituent Trading Platform’s share of trading volume during the preceding 24 hours.
•
Inactivity Adjustment: Assume that a Constituent Trading Platform represented a 14% weighting on the Index Price of the digital asset and then went offline for approximately two hours. The index algorithm would automatically recognize inactivity and start de-weighting the Constituent Trading Platform at the 5-minute mark and continue to do so with each additional 5-minute period of inactivity until its influence was effectively zero, 25 minutes after becoming inactive. As soon as trading activity resumed at the Constituent Trading Platform, the index algorithm would re-weight it to the appropriate weighting based on trading volume and price-variance relative to the cohort of Constituent Trading Platforms included in the Index.

•
Price Outlier Detection: New traded prices from Constituent Trading Platforms are compared to the latest calculated Index Price. If a new traded price deviates by +/- 5% from the latest calculated Index Price, it will be considered an outlier and will not be used in the calculation of the Index Price until such time as a majority of the Constituent Trading Platforms are similarly considered outlier prices. In that case, the new prices will be used to calculate the Index Price. For example, if the Index Price is $10 and there is a new trade price of $11 from Constituent Trading Platform X, the price of $11 will be considered an outlier and will not be used. However, if the most recent prices on a majority of the Constituent Trading Platforms are aligned with the price of $11, then these prices will no longer be considered outliers and will be used to calculate the new Index Price.

Determination of the Index Price When Index Price is Unavailable

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

The Sponsor may, in its sole discretion, select a different index provider, select a different index price provided by the Index Provider, calculate the Index Price by using the cascading set of rules set forth above, or change the cascading set of rules set forth above at any time. The Sponsor will provide notice of any such changes in the Trust’s periodic or current reports and, if the Sponsor makes such a change other than on an ad hoc or temporary basis, will file a proposed rule change with the SEC.

Index License Agreement

The Sponsor has entered into a license agreement, dated as of February 1, 2022, as amended from time to time (the “Index License Agreement”) with the Index Provider, governing the Sponsor’s use of the Index for calculation of the Index Price. The Index Provider may adjust the calculation methodology for the Index without notice to, or consent of, the Trust or its shareholders. Under the Index License Agreement, the Sponsor pays a monthly fee and a fee based on the NAV of the Trust to the Index Provider in consideration of its license to the Sponsor of Index-related intellectual property. The Index License Agreement automatically renews on an annual basis, unless a notice of non-renewal is provided. The Index License Agreement is terminable by either party upon written notice in the event of a material breach that remains uncured for thirty days after initial written notice of such breach. Further, either party may terminate the Index License Agreement immediately upon notice under certain circumstances, including with respect to the other party’s (i) insolvency, bankruptcy or analogous event or (ii) violation of money transmission, taxation or trading regulations that materially adversely affect either party’s ability to perform under the Index License Agreement. The Index License Agreement is filed as an exhibit to this Annual Report, and the foregoing description is qualified in its entirety by reference to the Index License Agreement.

COINDESK® and COINDESK LITECOIN BENCHMARK RATE (the “Index”) are trade or service marks of CoinDesk Indices, Inc. (with its affiliates, including CC Data Limited, “CDI”) and/or its licensors. CDI or CDI’s licensors own all proprietary rights in the Data.

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

Description of the Trust

The Trust is a Delaware Statutory Trust that was formed on January 26, 2018 by the filing of the Certificate of Trust with the Delaware Secretary of State in accordance with the provisions of the Delaware Statutory Trust Act (“DSTA”). The Trust operates pursuant to the Trust Agreement between the Trustee and the Sponsor. The Trust Agreement establishes the rights and obligations of the Sponsor and the Trustee with respect to the Trust, limits the fiduciary duties of the Sponsor and the Trustee, restricts shareholders’ ability to bring derivative actions in the name of the Trust, provides for indemnification of the Sponsor and the Trustee by the Trust (with DCG, serving as secondary obligor with respect to the Trustee’s indemnification), governs amendments to the Trust Agreement and provides that the Trust Agreement is governed by the laws of the State of Delaware. The Trust Agreement is filed as an exhibit to this Annual Report, and the foregoing description is qualified in its entirety by reference to the Trust Agreement. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The Trust Agreement includes provisions that limit shareholders' voting rights and restrict shareholders’ right to bring a derivative action.”

The Shares represent units of fractional undivided beneficial interest in and ownership of the Trust. The Trust is passive and is not managed like a corporation or an active investment vehicle. The Trust is not actively managed and will not take any actions designed to obtain a profit from, or to reduce losses caused by, changes in the market prices of LTC. The Trust’s LTC are held by the Custodian on behalf of the Trust. The Trust’s LTC will be transferred out of the Digital Asset Account (as defined below) only in the following circumstances: (i) transferred to pay the Sponsor’s Fee or any Additional Trust Expenses (as defined below), (ii) sold on an as-needed basis to pay Additional Trust Expenses, (iii) transferred or sold in connection with any Incidental Rights or IR Virtual Currency as permitted under the Trust Agreement or (iv) sold on behalf of the Trust in the event the Trust terminates and liquidates its assets or as otherwise required by law or regulation. Any distributions of Incidental Rights and/or IR Virtual Currency, or cash from the sale thereof, will be made in accordance with the Trust Agreement. “Incidental Rights” are rights to claim, or otherwise establish dominion and control over, any virtual currency or other asset or right, which rights are incident to the Trust’s ownership of LTC and arise without any action of the Trust, or of the Sponsor or Trustee on behalf of the Trust; “IR Virtual Currency” is any virtual currency tokens, or other asset or right, received by the Trust through the exercise (subject to the applicable provisions of the Trust Agreement) of any Incidental Right. The “Sponsor’s Fee” is a fee that the Trust pays to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement. See “—Incidental Rights and IR Virtual Currency.” Assuming that the Trust is treated as a grantor trust for U.S. federal income tax purposes, each delivery or sale of LTC by the Trust to pay the Sponsor’s Fee or any Additional Trust Expenses will be a taxable event for shareholders. See “—Material U.S. Federal Income Tax Consequences—Tax Consequences to U.S. Holders.”

The Trust is not a registered investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”) and the Sponsor believes that the Trust is not required to register under the Investment Company Act. The Trust will not trade, buy, sell or hold LTC derivatives, including LTC futures contracts, on any futures exchange. The Trust is authorized solely to take immediate delivery of actual LTC. The Sponsor does not believe the Trust’s activities are required to be regulated by the CFTC under the Commodity Exchange Act of 1936, as amended (the “CEA”) as a “commodity pool” under current law, regulation and interpretation. Investors in the Trust will not receive the regulatory protections afforded to investors in regulated commodity pools, nor may the COMEX division of the New York Mercantile Exchange or any futures exchange enforce its rules with respect to the Trust’s activities. In addition, investors in the Trust will not benefit from the protections afforded to investors in LTC futures contracts on regulated futures exchanges.

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

The Trust has no fixed termination date, although the Trust Agreement sets forth circumstances under which the Trust may be dissolved.

Employees / Human Capital

The Trust has no employees, officers or directors and is managed by the Sponsor. All of the Trust’s activities are conducted on its behalf by the Sponsor and the Trust’s other service providers, each as described under “—Service Providers of the Trust.” The Sponsor and its affiliates, and not the Trust, employ the personnel who arrange for and oversee the Trust’s operations.

Incidental Rights and IR Virtual Currency

The Trust may from time to time come into possession of Incidental Rights and/or IR Virtual Currency by virtue of its ownership of LTC, generally through a fork in the Litecoin Blockchain, an airdrop offered to holders of LTC or other similar event. Pursuant to the terms of the Trust Agreement, the Trust may take any lawful action necessary or desirable in connection with the Trust’s ownership of Incidental Rights, including the acquisition of IR Virtual Currency, unless such action would adversely affect the status of the Trust as a grantor trust for U.S. federal income tax purposes or otherwise be prohibited by the Trust Agreement. These actions include (i) selling Incidental Rights and/or IR Virtual Currency in the Digital Asset Market and distributing the cash proceeds to shareholders, (ii) distributing Incidental Rights and/or IR Virtual Currency in-kind to the shareholders or to an agent acting on behalf of the shareholders for sale by such agent if an in-kind distribution would otherwise be infeasible and (iii) irrevocably abandoning Incidental Rights or IR Virtual Currency. The Trust may also use Incidental Rights and/or IR Virtual Currency to pay the Sponsor’s Fee and Additional Trust Expenses, if any, as discussed below under “—Expenses; Sales of LTC.” However, the Trust does not expect to take any Incidental Rights or IR Virtual Currency it may hold into account for purposes of determining the Trust’s NAV, the NAV per Share, the Principal Market NAV (as defined below) and the Principal Market NAV per Share.

On July 29, 2019, the Sponsor delivered to the Custodian a notice (the “Pre-Creation Abandonment Notice”) stating that the Trust is abandoning irrevocably for no direct or indirect consideration, effective immediately prior to each time at which the Trust creates

Shares (any such time, a “Creation Time”), all Incidental Rights and IR Virtual Currency to which it would otherwise be entitled as of such time (any such abandonment, a “Pre-Creation Abandonment”); provided that a Pre-Creation Abandonment will not apply to any Incidental Rights and/or IR Virtual Currency if (i) the Trust has taken, or is taking at such time, a decision to acquire or abandon such Incidental Rights and/or IR Virtual Currency at any time prior to such Creation Time (any such decision, an “Affirmative Action”) or (ii) such Incidental Rights and/or IR Virtual Currency has been subject to a previous Pre-Creation Abandonment.

As a result of the Pre-Creation Abandonment Notice, the Trust has no right to receive any Incidental Right or IR Virtual Currency abandoned pursuant to the Pre-Creation Abandonment Notice or any Affirmative Action. The Sponsor evaluates each fork, airdrop or similar occurrence on a case-by-case basis in consultation with the Trust’s legal advisers, tax consultants and Custodian. In determining whether to take an Affirmative Action to acquire and/or retain an Incidental Right and/or IR Virtual Currency, the Trust takes into consideration a number of factors, including:

•
the Custodian’s agreements to provide access to the IR Virtual Currency;
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
•
the availability of a Digital Asset Trading Platform on which such Incidental Right or IR Virtual Currency may be sold and an eligible financial institution with the ability to engage in such selling activity;
•
the existence of a suitable market into which the Incidental Right or IR Virtual Currency may be sold; and
•
whether the Incidental Right or IR Virtual Currency is, or may be, a security under federal securities laws.

See “Item 1A. Risk Factors” for a discussion of the risks associated with forks, airdrops and similar occurrences.

Service Providers of the Trust

The Sponsor

Grayscale Investments Sponsors, LLC, a Delaware limited liability company and a consolidated subsidiary of DCG, is the sponsor of the Trust. The Sponsor is neither an investment adviser registered with the SEC nor a commodity pool operator registered with the CFTC, and will not be acting in either such capacity with respect to the Trust, and the Sponsor’s provision of services to the Trust will not be governed by the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”) or the CEA.

The Sponsor arranged for the creation of the Trust and quotation of the Shares on OTC Markets. As partial consideration for its receipt of the Sponsor’s Fee from the Trust, the Sponsor is obligated to pay the Sponsor-paid Expenses.

The Sponsor is generally responsible for the day-to-day administration of the Trust under the provisions of the Trust Agreement. This includes preparing and providing periodic reports and financial statements on behalf of the Trust for investors, processing orders to create Baskets, calculating and publishing the NAV and the NAV per Share, selecting and monitoring the Trust’s service providers, instructing the Custodian to transfer the Trust’s LTC as needed to pay the Sponsor’s Fee and any Additional Trust Expenses and establishing the principal market for the United States generally accepted accounting principles (“U.S. GAAP”) valuation. In addition, if there is a fork in the Litecoin Network after which there is a dispute as to which network resulting from the fork is the Litecoin Network, the Sponsor has the authority to select the network that it believes in good faith is the Litecoin Network, unless such selection or authority would otherwise conflict with the Trust Agreement.

The Sponsor does not store, hold, or maintain custody or control of the Trust’s LTC but instead has entered into the Custody Agreement (as defined below) with the Custodian to facilitate the security of the Trust’s LTC.

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

The Sponsor may, in its sole discretion, select a different index provider, select a different index price provided by the Index Provider, calculate the Index Price by using the cascading set of rules set forth under “—Overview of the LTC Industry and

Market-LTC Value-The Index and the Index Price-Determination of the Index Price When Index Price is Unavailable” above, or change the cascading set of rules set forth above at any time.

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

The Trustee has not prepared or verified, and will not be responsible or liable for, any information, disclosure or other statement in this Annual Report or in any other document issued or delivered in connection with the sale or transfer of the Shares. The Trust Agreement provides that the Trustee will not be responsible or liable for the genuineness, enforceability, collectability, value, sufficiency, location or existence of any of the LTC or other assets of the Trust. See “—Description of the Trust.”

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

The Transfer Agent

Continental Stock Transfer & Trust Company, a Delaware corporation, serves as the Transfer Agent of the Trust pursuant to the terms and provisions of the agreement between the Sponsor and the Transfer Agent which sets forth the obligations and responsibilities of the Transfer Agent with respect to transfer agency services and related matters (the “Transfer Agency and Service Agreement”), which is filed as an exhibit to this Annual Report.

The Transfer Agent holds the Shares primarily in book-entry form. The Sponsor directs the Transfer Agent to credit the number of Creation Baskets to the investor on behalf of which an Authorized Participant submitted a creation order. The Transfer Agent will issue Creation Baskets. The Transfer Agent will also assist with the preparation of shareholders’ accounts and tax statements. A “Creation Basket” is a Basket of Shares issued by the Trust upon deposits of the Basket Amount (as defined below) required for each such Creation Basket.

Fees paid to the Transfer Agent are a Sponsor-paid Expense.

Authorized Participants

An Authorized Participant must enter into a participant agreement (the “Participant Agreement”) with the Sponsor and the Trust to govern its placement of orders to create Baskets. The Participant Agreement sets forth the procedures for the creation of Baskets and for the delivery of LTC required for creations.

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

As of the date of this Annual Report, Grayscale Securities, LLC (“Grayscale Securities”) is the only acting Authorized Participant. The Sponsor intends to engage additional Authorized Participants that are unaffiliated with the Trust in the future.

No Authorized Participant has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares.

The Distributor and Marketer

Grayscale Securities, a Delaware limited liability company and consolidated subsidiary of Digital Currency Group, Inc., serves as the distributor and marketer of the Shares. Grayscale Securities is a registered broker-dealer with the SEC, a member of FINRA, and an affiliate of the Sponsor.

Pursuant to a distribution and marketing agreement, which is filed as an exhibit to this Annual Report, Grayscale Securities assists the Sponsor in developing an ongoing marketing plan for the Trust, preparing marketing materials regarding the Shares (including content on the Trust’s website at www.grayscale.com/funds/grayscale-litecoin-trust/), and executing the marketing plan. The Sponsor may engage additional or successor distributors and marketers in the future.

The Custodian

Coinbase Custody Trust Company, LLC is a fiduciary under § 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Investment Advisers Act. The Custodian is authorized to serve as the Trust’s custodian under the Trust Agreement and pursuant to the terms and provisions of the Amended and Restated Custodial Services Agreement, dated as of June 29, 2022, by and between the Trust and the Sponsor and Custodian that governs the Trust’s and the Sponsor’s use of the Custodial Services provided by the Custodian as a fiduciary with respect to the Trust’s assets (the “Custody Agreement”). The Custodian has its principal office at 200 Park Avenue South, Suite 1208, New York, NY 10003. A copy of the Custody Agreement is available for inspection at the Sponsor’s principal office identified herein.

Under the Custody Agreement, the Custodian controls and secures the Trust’s “Digital Asset Account,” a segregated custody account to store private keys, which allow for the transfer of ownership or control of the Trust’s LTC, on the Trust’s behalf. The Custodian’s services (i) allow LTC to be deposited from a public blockchain address to the Trust’s Digital Asset Account, as defined therein and (ii) allow the Trust or Sponsor to withdraw LTC from the Trust’s Digital Asset Account to a public blockchain address the Trust or Sponsor controls (the “Custodial Services”). The Digital Asset Account uses offline storage, or “cold storage”, mechanisms to secure the Trust’s private keys. The term “cold storage” refers to a safeguarding method by which the private keys corresponding to digital assets are disconnected.

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

On October 3, 2025, the Sponsor, on behalf of itself and the Trust, and Coinbase, Inc. (the “Prime Broker”), on behalf of itself and as agent for the Custodian and Coinbase Credit, Inc., entered into the Coinbase Prime Broker Agreement, (the “Prime Broker Agreement”). The Prime Broker Agreement will govern the Trust’s and the Sponsor’s use of the custodial and prime broker services provided by the Custodian and the Prime Broker. Although executed as of October 3, 2025, the Prime Broker Agreement is not yet effective with respect to the Trust and will not become effective until the date the Shares begin trading on NYSE Arca as shares of an exchange-traded product.

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

Key Generation

Public addresses and their corresponding private keys are generated by the Custodian in secret key generation ceremonies at secure locations.

Once generated, private keys are encrypted, separated into “shards”, and then further encrypted. All key generation ceremonies are performed offline. No party other than the Custodian has access to the private key shards of the Trust, including the Trust itself.

Key Storage

Private key shards are distributed geographically in secure vaults around the world, including in the United States. The locations of the secure vaults may change and are kept confidential by the Custodian for security purposes.

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

Security Procedures

Transfers from the Digital Asset Account require certain security procedures, including but not limited to, multiple encrypted private key shards, usernames, passwords and 2-step verification. Multiple private key shards held by the Custodian must be combined to reconstitute the private key to sign any transaction in order to transfer the Trust’s assets. Private key shards are distributed geographically in secure vaults around the world, including in the United States.

As a result, if any one secure vault is ever compromised, this event will have no impact on the ability of the Trust to access its assets, other than a possible delay in operations, while one or more of the other secure vaults is used instead. These security procedures are intended to remove single points of failure in the protection of the Trust’s assets.

See “Item 1A. Risk Factors— Risk Factors Related to the Trust and the Shares— The Trust relies on third-party service providers to perform certain functions essential to the affairs of the Trust and the replacement of such service providers could pose challenges to the safekeeping of the Trust’s LTC and to the operations of the Trust” for a discussion of the insolvency risk associated with the Custodian’s digital asset custody arrangements and further detail regarding the Custodian’s limited liability. The Custodian is required to maintain insurance in types and amounts that are commercially reasonable for the custodial services it provides. The Custodian has also advised the Sponsor that it maintains insurance coverage pursuant to such policies held by the Custodian’s ultimate parent, Coinbase Global, Inc. (“Coinbase Global”). However, such insurance is limited and may be insufficient to cover losses with respect to the Trust’s LTC.

Description of the Shares

The Trust is authorized under the Trust Agreement to create and issue an unlimited number of Shares. Shares will be issued only in Baskets (a Basket equals a block of 100 Shares) in connection with creations. The Shares represent units of fractional undivided beneficial interest in and ownership of the Trust and have no par value. The Shares are quoted on OTC Markets under the ticker symbol “LTCN.”

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

Creation of Shares

The Trust creates Shares at such times and for such periods as determined by the Sponsor, but only in one or more whole Baskets. A Basket equals 100 Shares. See “—Description of the Creation Process.” The creation of a Basket requires the delivery to the Trust of the amount of LTC represented by one Share immediately prior to such creation multiplied by 100. The Trust may from time to time halt creations, including for extended periods of time, for a variety of reasons, including in connection with forks, airdrops and other similar events.

Redemption of Shares

Redemptions of Shares are currently not permitted and the Trust is unable to redeem Shares. Subject to receipt of regulatory approval from the SEC and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. No assurance can be given as to the timing of such relief or that such relief will be granted. If such relief is granted and the Sponsor approves a redemption program, the Shares will be redeemable only in accordance with the provisions of the Trust Agreement and the relevant Participant Agreement. See “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—Because of the holding period under Rule 144, the lack of an ongoing redemption program and the Trust’s ability to halt creations from time to time, there is no arbitrage mechanism to keep the value of the Shares closely linked to the Index Price and the Shares have historically traded at a substantial premium over, or a substantial discount to, the NAV per Share,” “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The Shares may trade at a price that is at, above or below the Trust’s NAV per Share as a result of the non-concurrent trading hours between OTC Markets and the Digital Asset Trading Platform Market” and “Item 1A. Risk Factors—Risk Factors Related to the Trust and the Shares—The restrictions on transfer and redemption may result in losses on the value of the Shares.”

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

On a bi-weekly basis, the Trust aggregates the Shares that have been held for the requisite holding period under Rule 144 by non-affiliates of the Trust to assess whether the Rule 144 transfer restriction legends may be removed. Any Shares that qualify for the removal of the Rule 144 transfer restriction legends are presented to outside counsel, who may instruct the Transfer Agent to remove the transfer restriction legends from the Shares, allowing the Shares to then be resold without restriction, including on OTC Markets. The outside counsel requires that certain representations be made, providing that:

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

Description of the Creation Process

The Trust will issue Shares to Authorized Participants from time to time, but only in one or more Baskets (with a Basket being a block of 100 Shares). The Trust will not issue fractions of a Basket. The creation of Baskets will be made only in exchange for the delivery to the Trust of the amount of whole and fractional LTC represented by each Basket being created, which is determined by dividing (x) the amount of LTC owned by the Trust at 4:00 p.m., New York time, on the trade date of a creation order, after deducting the amount of LTC representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust (converted using the Index Price at such time, and carried to the eighth decimal place), by (y) the number of Shares outstanding at such time (with the quotient so obtained calculated to one one-hundred-millionth of one LTC (i.e., carried to the eighth decimal place)), and multiplying such quotient by 100 (the “Basket Amount”). All questions as to the calculation of the Basket Amount will be conclusively determined by the Sponsor and will be final and binding on all persons interested in the Trust. The Basket Amount multiplied by the number of Baskets being created is the “Total Basket Amount.” The amount of LTC represented by a Share will gradually decrease over time as the Trust’s LTC are used to pay the Trust’s expenses. Information regarding the amount of LTC represented by each Share is posted to the Trust’s website daily at www.grayscale.com/funds/grayscale-litecoin-trust/.

An Investor may pay the subscription amount in cash or LTC. In the event that the Investor pays the subscription amount in cash, the Authorized Participant, or Liquidity Provider, purchases LTC in a Digital Asset Market or, to the extent the Authorized Participant, or Liquidity Provider, already holds LTC, the Authorized Participant, or Liquidity Provider, may contribute such LTC to the Trust.

The Participant Agreement provides the procedures for the creation of Baskets and for the delivery of the whole and fractional LTC required for such creations. The Participant Agreement and the related procedures attached thereto may be amended by the Sponsor and the relevant Authorized Participant. Under the Participant Agreement, the Sponsor has agreed to indemnify each Authorized Participant against certain liabilities, including liabilities under the Securities Act. The Participant Agreement is filed as an exhibit to this Annual Report, and the foregoing description is qualified in its entirety by reference to the Participant Agreement.

Authorized Participants do not pay a transaction fee to the Trust in connection with the creation of Baskets, but there may be transaction fees associated with the validation of the transfer of LTC by the Litecoin Network. Authorized Participants, or Liquidity Providers, who deposit LTC with the Trust in exchange for Baskets will receive no fees, commissions or other form of compensation or inducement of any kind from either the Sponsor or the Trust, and no such person has any obligation or responsibility to the Sponsor or the Trust to effect any sale or resale of Shares. An Authorized Participant is under no obligation to create Baskets.

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

Valuation of LTC and Determination of NAV

The Sponsor will evaluate the LTC held by the Trust and determine the NAV of the Trust in accordance with the relevant provisions of the Trust Documents (as used herein, the Trust Agreement, the Custody Agreement, the Prime Broker Agreement, the Participant Agreement and the Transfer Agency and Service Agreement, collectively, the “Trust Documents”). The following is a description of the material terms of the Trust Documents as they relate to valuation of the Trust’s LTC and the NAV calculations.

The Trust’s LTC are carried, for financial statement purposes, at fair value, as required by the U.S. GAAP. The Trust determines the fair value of LTC based on the price provided by the “Brokered Market,” “Dealer Market,” “Principal-to-Principal Market” or “Exchange Market” (referred to as “Trading Platform Market” in this Annual Report), as each such term is defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Master Glossary (collectively, “Digital Asset Market”) that the Trust considers its principal market as of 4:00 p.m., New York time, on the valuation date. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Principal Market and Fair Value Determination” for more information on the Trust’s principal market selection.

The Trust uses the Index Price to calculate its NAV, a non-GAAP metric, which is the aggregate value, expressed in U.S. dollars, of the Trust’s assets (other than U.S. dollars, other fiat currency, Incidental Rights or IR Virtual Currency), less the U.S. dollar value of the Trust’s expenses and other liabilities calculated as set forth below. For purposes of the Trust Agreement, the term LTC Holdings shall mean the NAV as defined herein.

On each business day at 4:00 p.m., New York time, or as soon thereafter as practicable (the “Evaluation Time”), the Sponsor will evaluate the LTC held by the Trust and calculate and publish the NAV of the Trust. The Evaluation Time will generally last up to three hours following 4:00 p.m., New York time, each day or as soon as practicable thereafter. Upon the completion of the Evaluation Time, the NAV is released to the public typically by 5:30 p.m. ET and generally no later than 8:00 p.m. ET. The Evaluation Time provides an opportunity for the Sponsor to detect, flag, investigate, and correct unusual pricing should it occur. Any such correction could adversely affect the value of the Shares. To calculate the NAV, the Sponsor will:

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

NAV is not intended to be a substitute for the Trust’s net asset value calculated in accordance with U.S. GAAP (the “Principal Market NAV”), and NAV per Share is not intended to be a substitute for the Trust’s Principal Market NAV per Share calculated in accordance with U.S. GAAP.

Expenses; Sales of LTC

The Trust’s only ordinary recurring expense is expected to be the Sponsor’s Fee. The Sponsor’s Fee is payable in LTC and will accrue daily in U.S. dollars at an annual rate of 2.5% of the NAV Fee Basis Amount of the Trust as of 4:00 p.m., New York time, on each day; provided that for a day that is not a business day, the calculation will be based on the NAV Fee Basis Amount from the most recent business day, reduced by the accrued and unpaid Sponsor’s Fee for such most recent business day and for each day after such most recent business day and prior to the relevant calculation date. This dollar amount for each daily accrual will then be converted into LTC by reference to the same Index Price used to determine such accrual. The Sponsor’s Fee is payable in LTC to the Sponsor monthly in arrears.

Expenses to Be Paid by the Sponsor

The Trust pays the Sponsor’s Fee to the Sponsor. As partial consideration for its receipt of the Sponsor’s Fee from the Trust, the Sponsor is obligated under the Trust Agreement to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including: (i) the fee payable to the marketer for services it provides to the Trust; (ii) the fee payable to any administrator of the Trust for services it provides to the Trust, which the Sponsor will pay such administrator, if any; (iii) the fee payable to the Custodian for services it provides to the Trust and fees for any other security vendor engaged by the Trust; (iv) the fee payable to the Transfer Agent for services it provides to the Trust; (v) the Trustee fee; (vi) fees and expenses related to the listing, quotation or trading of the Shares on any Secondary Market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year; (vii) ordinary course legal fees and expenses; (viii) audit fees; (ix) regulatory fees, including, if applicable, any fees relating to registration of the Shares under the Securities Act or the Exchange Act; (x) printing and mailing costs; (xi) the costs of maintaining the Trust’s website; and (xii) applicable license fees (each a “Sponsor-paid Expense”). The Sponsor, from time to time, may temporarily waive all or a portion of the Sponsor’s Fee of the Trust in its discretion for stated periods of time. Presently, the Sponsor does not intend to waive any of the Sponsor’s Fee for the Trust and there are no circumstances under which the Sponsor has determined it will definitely waive the fee.

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

The Sponsor or any of its affiliates may be reimbursed only for the actual cost to the Sponsor or such affiliate of any expenses that it advances on behalf of the Trust for payment of which the Trust is responsible. In addition, the Trust Agreement prohibits the Trust from paying to the Sponsor or such affiliate for indirect expenses incurred in performing services for the Trust in its capacity as the Sponsor (or an affiliate of the Sponsor) of the Trust, such as salaries and fringe benefits of officers and directors, rent or depreciation, utilities and other administrative items generally falling within the category of the Sponsor’s “overhead.”

Disposition of LTC, Incidental Rights and/or IR Virtual Currency

To cause the Trust to pay the Sponsor’s Fee, the Sponsor will instruct the Custodian to (i) withdraw from the Digital Asset Account the amount of LTC, Incidental Rights and/or IR Virtual Currency, determined as described above in “—Expenses; Sales of LTC,” equal to the accrued but unpaid Sponsor’s Fee and (ii) transfer such LTC, Incidental Rights and/or IR Virtual Currency to an account maintained by the Custodian for the Sponsor at such times as the Sponsor determines in its absolute discretion. In addition, if the Trust incurs any Additional Trust Expenses, the Sponsor or its delegates (i) will instruct the Custodian to withdraw from the Digital Asset Account LTC, Incidental Rights and/or IR Virtual Currency in such quantity as may be necessary to permit payment of such Additional Trust Expenses and (ii) may either (x) cause the Trust to convert such LTC, Incidental Rights and/or IR Virtual Currency into U.S. dollars or other fiat currencies at the price per single unit of such asset, determined net of any associated fees, at which the Trust is able to sell such asset for U.S. dollars (or other applicable fiat currency) at such time to enable the Trust to timely pay any Additional Trust Expenses, through use of the Sponsor’s commercially reasonable efforts to obtain the highest such price or (y) when the Sponsor incurs such expenses on behalf of the Trust, cause the Trust (or its delegate) to deliver such LTC, Incidental Rights and/or IR Virtual Currency in kind to the Sponsor, in each case in such quantity as may be necessary to permit payment of such Additional Trust Expenses. The Sponsor’s Fee and Additional Trust Expenses payable by the Trust will generally be paid in LTC. Shareholders do not have the option of choosing to pay their proportionate shares of Additional Trust Expenses in lieu of having their shares of Additional Trust Expenses paid by the Trust’s delivery or disposition of LTC, Incidental Rights and/or IR Virtual Currency. Assuming that the Trust is a grantor trust for U.S. federal income tax purposes, the transfer or sale of LTC, Incidental Rights and/or IR Virtual Currency to pay the Trust’s expenses will be a taxable event for shareholders. See “Material U.S. Federal Income Tax Consequences—Tax Consequences to U.S. Holders.”

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
Authorized Participants;
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

This discussion is based on the U.S. Internal Revenue Code of 1986, as amended (the “Code”), administrative pronouncements, judicial decisions and final, temporary and proposed Treasury regulations (“Treasury Regulations”) as of the date hereof, changes to any of which subsequent to the date hereof may affect the tax consequences described herein. For the avoidance of doubt, this summary does not discuss any tax consequences arising under the laws of any state, local or foreign taxing jurisdiction. Shareholders are urged to consult their tax advisers about the application of the U.S. federal income tax laws to their particular situations, as well as any tax consequences arising under the laws of any state, local or foreign taxing jurisdiction.

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

Because of the evolving nature of digital assets, it is not possible to predict potential future developments that may arise with respect to digital assets, including forks, airdrops and other similar events. Assuming that the Trust is currently a grantor trust for U.S. federal income tax purposes, certain future developments could render it impossible, or impracticable, for the Trust to continue to be treated as a grantor trust for such purposes.

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

In 2014, the Internal Revenue Service (“IRS”) released a notice (the “Notice”) discussing certain aspects of the treatment of “convertible virtual currency” (that is, digital assets that have an equivalent value in fiat currency or that act as substitutes for fiat currency) for U.S. federal income tax purposes. In the Notice, the IRS stated that, for U.S. federal income tax purposes, such digital assets (i) are “property,” (ii) are not “currency” for purposes of the provisions of the Code relating to foreign currency gain or loss and (iii) may be held as a capital asset. In 2019, the IRS released a revenue ruling and a set of “Frequently Asked Questions” that has been updated from time to time since (the “Ruling & FAQs”). The Ruling & FAQs provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital assets are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital assets. However, the Notice and the Ruling & FAQs do not address other significant aspects of the U.S. federal income tax treatment of digital assets. Moreover, although the Ruling & FAQs address the treatment of hard forks, there continues to be uncertainty with respect to the timing and amount of the income inclusions. While the Ruling & FAQs do not address most situations in which airdrops occur, it is clear from the reasoning of the Ruling & FAQs that the IRS generally would treat an airdrop as a taxable event giving rise to ordinary income.

There can be no assurance that the IRS will not alter its position with respect to digital assets in the future or that a court would uphold the treatment set forth in the Notice and the Ruling & FAQs. It is also unclear what additional guidance on the treatment of digital assets for U.S. federal income tax purposes may be issued in the future. Any such alteration of the current IRS positions or additional guidance could result in adverse tax consequences for shareholders and could have an adverse effect on the prices of digital assets, including the price of LTC in the Digital Asset Market, and therefore could have an adverse effect on the value of Shares. Future developments that may arise with respect to digital assets may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes. For example, the Notice addresses only digital assets that are “convertible virtual currency,” and it is conceivable that, as a result of a fork, airdrop or similar event, the Trust could hold certain types of digital assets that are not within the scope of the Notice.

The remainder of this discussion assumes that LTC, and any Incidental Rights and/or IR Virtual Currency that the Trust may hold, is properly treated for U.S. federal income tax purposes as property that may be held as a capital asset and that is not currency for purposes of the provisions of the Code relating to foreign currency gain and loss.

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

In general, it is expected that the Trust would receive Incidental Rights and IR Virtual Currency as a consequence of a fork, an airdrop or a similar event related to its ownership of LTC. As described above, the Ruling & FAQs include guidance to the effect that, under certain circumstances, forks (and, presumably, airdrops) of digital assets are taxable events giving rise to ordinary income, but there continues to be uncertainty with respect to the timing and amount of the income inclusions. The Trust’s receipt of Incidental Rights or IR Virtual Currency may give rise to other tax issues. The possibility that the Trust will receive Incidental Rights and/or IR Virtual Currency thus increases the uncertainties and risks with respect to the U.S. federal income tax consequences of an investment in Shares.

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

Except as specifically noted, the discussion below assumes that each U.S. Holder will acquire all of its Shares on the same date for the same price per Share and solely for cash or solely for LTC that were originally acquired by the U.S. Holder for cash on the same date.

As discussed in the section entitled “Description of the Creation Process,” a U.S. Holder may be able to acquire Shares of the Trust by contributing LTC in-kind to the Trust (either directly or through an Authorized Participant acting as agent of the U.S. Holder). Assuming that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes, such a contribution should not be a taxable event to the U.S. Holder.

For U.S. federal income tax purposes, each U.S. Holder will be treated as owning an undivided interest in the LTC held in the Trust and will be treated as directly realizing its pro rata share of the Trust’s income, gains, losses and deductions. When a U.S. Holder purchases Shares solely for cash, (i) the U.S. Holder’s initial tax basis in its pro rata share of the LTC held in the Trust will be equal to the amount paid for the Shares and (ii) the U.S. Holder’s holding period for its pro rata share of such LTC will begin on the date of such purchase. When a U.S. Holder acquires Shares in exchange for LTC, (i) the U.S. Holder’s initial tax basis in its pro rata share of the LTC held in the Trust will be equal to the U.S. Holder’s tax basis in the LTC that the U.S. Holder transferred to the Trust and (ii) the U.S. Holder’s holding period for its pro rata share of such LTC generally will include the period during which the U.S. Holder held the LTC that the U.S. Holder transferred to the Trust. The Ruling & FAQs confirm that if a taxpayer acquires tokens of a digital asset at different times and for different prices, the taxpayer has a separate tax basis in each lot of such tokens. Under the Ruling & FAQs, if a U.S. Holder that owns more than one lot of LTC contributes a portion of its LTC to the Trust in exchange for Shares, the U.S. Holder could designate the lot(s) from which such contribution will be made, provided that the U.S. Holder is able to identify specifically which LTC it is contributing and to substantiate its tax basis in those LTC. In general, if a U.S. Holder acquires Shares (i) solely for cash at different prices, (ii) partly for cash and partly in exchange for a contribution of LTC or (iii) in exchange for a contribution of LTC with different tax bases, the U.S. Holder’s share of the Trust’s LTC will consist of separate lots with separate tax bases. In addition, in this situation, the U.S. Holder’s holding period for the separate lots may be different. In addition, the IR Virtual Currency that the Trust acquires in a hard fork or airdrop that is treated as a taxable event will constitute a separate lot with a separate tax basis and holding period.

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

In the absence of guidance to the contrary, it is possible that any income recognized by a U.S. tax-exempt shareholder as a consequence of a hard fork, airdrop or similar event would constitute UBTI. A tax-exempt shareholder should consult its tax adviser regarding whether such shareholder may recognize some UBTI as a consequence of an investment in Shares.

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

Provided that it does not constitute income that is treated as “effectively connected” with the conduct of a trade or business in the United States, U.S.-source “fixed or determinable annual or periodical” (“FDAP”) income received, or treated as received, by a non-U.S. Holder will generally be subject to U.S. withholding tax at the rate of 30% (subject to possible reduction or elimination pursuant to an applicable tax treaty and to statutory exemptions such as the portfolio interest exemption). Although there is no guidance on point, it is likely that any ordinary income recognized by a non-U.S. Holder as a result of a fork, airdrop or similar event would constitute FDAP income. It is unclear, however, whether any such FDAP income would be properly treated as U.S.-source or foreign-source FDAP income. Non-U.S. Holders should be aware that, in the absence of guidance, a withholding agent (including a broker through which Shares are held) may withhold 30% from a non-U.S. Holder’s pro rata share of any such income, including by deducting such withheld amounts from proceeds that such non-U.S. Holder would otherwise be entitled to receive in connection with a distribution of Incidental Rights, IR Virtual Currency or proceeds from the disposition of Incidental Rights or IR Virtual Currency. A non-U.S. Holder that is a resident of a country that maintains an income tax treaty with the United States may be eligible to claim the benefits of that treaty to reduce or eliminate, or to obtain a partial or full refund of, the 30% U.S. withholding tax on its share of any U.S.-source FDAP income, but only if the non-U.S. Holder’s home country treats the Trust as “fiscally transparent,” as defined in applicable Treasury Regulations.

Although the nature of the Incidental Rights and IR Virtual Currency that the Trust may hold in the future is uncertain, it is unlikely that any such asset would give rise to income that is treated as “effectively connected” with the conduct of a trade or business in the United States or that any income derived by a non-U.S. Holder from any U.S.-source FDAP asset would otherwise be subject to U.S. income or withholding tax, except as discussed above in connection with the fork, airdrop or similar event giving rise to Incidental Rights or IR Virtual Currency. There can, however, be no complete assurance in this regard.

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

FATCA

As discussed above, it is unclear whether any ordinary income recognized by a non-U.S. Holder as a result of a fork, airdrop or similar event would constitute U.S.-source FDAP income. Provisions of the Code commonly referred to as “FATCA” require withholding of 30% on payments of U.S.-source FDAP income and, subject to the discussion of proposed Treasury Regulations below, of gross proceeds of dispositions of certain types of property that produce U.S.-source FDAP income to, “foreign financial institutions” (which is broadly defined for this purpose and in general includes investment vehicles) and certain other non-U.S. entities unless various U.S. information reporting and due diligence requirements (generally relating to ownership by U.S. persons of interests in or accounts with those entities) have been satisfied, or an exemption applies. An intergovernmental agreement between the United States and an applicable foreign country may modify these requirements. In addition, regulations proposed by the U.S. Department of the Treasury (the preamble to which indicates that taxpayers may rely on the regulations pending their finalization) would eliminate the requirement under FATCA of withholding on gross proceeds. If FATCA withholding is imposed, a beneficial owner that is not a foreign financial institution generally may obtain a refund of any amounts withheld by filing a U.S. federal income tax return (which may entail significant administrative burden). Shareholders should consult their tax advisers regarding the effects of FATCA on an investment in the Trust.

Item 1A. Risk Factors

The following risks, some of which have occurred and any of which may occur in the future, can have a material adverse effect on our business or financial performance, which in turn can affect the price of the Shares. These are not the only risks we face. There may be other risks we are not currently aware of or that we currently deem not to be material but may become material in the future.

The risk factors below should be read in conjunction with the other information included in this Annual Report on Form 10-K, including the Trust’s financial statements and related notes thereto, and our other filings with the SEC.

Risk Factors Related to Digital Assets

The trading prices of many digital assets, including LTC, have experienced extreme volatility and may continue to do so. Extreme volatility in the future, including declines in the trading prices of LTC, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

The trading prices of many digital assets, including LTC, have experienced extreme volatility throughout their existence and may continue to do so. Negative perceptions, instability and the absence of standardized regulation in the digital asset economy may reduce confidence in digital assets and result in greater volatility in, or declines in, the price of LTC. Changes in U.S. political leadership or economic policies, or actions or omissions by U.S. government authorities with respect to LTC or other digital assets, may also create uncertainty and materially affect the price of LTC and the value of the Shares. The Trust is not actively managed and will not take any actions to take advantage of or mitigate the impacts of volatility in the price of LTC. Accordingly, any of these factors could increase volatility in or cause a decline in the price of LTC and materially adversely affect the value of the Shares.

Digital assets such as LTC have a limited history and the value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies, including the dependence of digital asset networks on the internet and other technologies, the role of users, developers and miners and the potential for malicious activity.

The value of the Shares is directly related to the value of LTC held by the Trust, and the price of LTC has fluctuated significantly. The following factors may affect the price of LTC and the value of the Shares:

•
The limited history and early stage of development of digital asset networks and related protocols, which may not function as intended or achieve widespread use;
•
Global supply of LTC, including sales by miners and large holders;
•
Investors’ expectations with respect to inflation, interest rates, currency exchange rates and changes in the value of LTC;
•
Fragmentation, consolidation, liquidity and trading volume in Digital Asset Markets, and fiat currency deposit and withdrawal policies of Digital Asset Trading Platforms;
•
Interruptions, theft, loss, compromise, insolvency or failure involving Digital Asset Trading Platforms, custodians or other digital asset service providers;
•
Dependence on the internet, a disruption of which could hinder transfers of LTC and reduce its value;
•
Governance of the Litecoin Network by voluntary consensus and open competition, which could result in a lack of consensus or clarity and difficulty addressing long-term problems;
•
Investment and trading activities of large investors and activity in derivatives markets for LTC or digital assets generally;
•
Monetary policies, trade restrictions, currency devaluations and revaluations and regulatory measures that restrict the use of LTC or the Litecoin Network;
•
The maintenance and development of the open-source software protocol of the Litecoin Network, including whether developers and other contributors have sufficient incentives and resources to maintain and develop the network;
•
Competition from other digital assets or alternative means of payment;
•
Global or regional political, economic or financial conditions, events and situations, such as the coronavirus outbreak;
•
Actual or perceived fraudulent or manipulative trading and a lack of transparency in Digital Asset Markets;
•
Fees and settlement times associated with LTC transactions;

•
Source-code or cryptographic flaws, advances in quantum computing or a failure to implement quantum-resistant protections in a timely manner, any of which could compromise the Litecoin Network or result in the theft of the Trust’s LTC. Similar events affecting other digital assets could reduce confidence in digital asset networks and demand for LTC;
•
A “short squeeze” resulting from speculation on the price of LTC, if aggregate short exposure exceeds the number of Shares available for purchase; and
•
The Trust’s own acquisitions or dispositions of LTC, since there is no limit on the amount of LTC that the Trust may acquire.

Because LTC and the Litecoin Network have a limited history and continue to develop, additional risks may arise that are difficult to predict. LTC may not maintain its value or achieve or sustain broader acceptance. A decline in the price of LTC would reduce the Trust’s NAV per Share and may adversely affect the trading price of the Shares.

Digital assets represent a relatively new and rapidly evolving industry, and the value of the Shares depends on the acceptance of LTC.

Digital asset networks, including the Litecoin Network and related protocols, represent a relatively new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. The realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
LTC is only selectively accepted as a means of payment by retail and commercial outlets, and use of LTC by consumers remains limited. Banks and other established financial institutions may refuse to process funds for LTC transactions or maintain accounts for persons or entities transacting in LTC or provide banking services to businesses that provide digital asset-related services or that accept digital assets as payment. Reduced banking access and limited use could dampen liquidity and acceptance of LTC and adversely affect the price of LTC and the value of the Shares.
•
The prices of digital assets may be determined on a relatively small number of Digital Asset Trading Platforms by a relatively small number of market participants, many of whom are speculators or those intimately involved with the issuance of such digital assets, such as miners or developers, which could contribute to price volatility.
•
Certain privacy-preserving features have been or are expected to be introduced to the Litecoin Network and additional privacy-preserving features may be introduced in the future. If there is a concern that such privacy-preserving features interfere with the performance of anti-money laundering duties and economic sanctions checks, any trading platforms or businesses that facilitate transactions in LTC may be at an increased risk of criminal or civil lawsuits, or of having banking services cut off.
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

The foregoing notwithstanding, the underlying software for some digital asset networks and protocols, such as the Litecoin Network, is informally or formally managed or developed by a group of core developers that propose amendments to the relevant network’s or protocol’s source code. If a significant majority of users and miners were to adopt amendments to a decentralized network based on the proposals of such core developers, such network would be subject to new source code that may adversely affect the value of the relevant digital asset.

Additionally, core developers' roles may evolve or cease over time, which can adversely affect the value of the relevant digital asset.

As a result of the foregoing, it may be difficult to find solutions or marshal sufficient effort to overcome any future problems, especially long-term problems, on digital asset networks.

Digital asset networks face significant scaling challenges and efforts to increase the volume and speed of transactions may not be successful.

Many digital asset networks face significant scaling challenges due to the fact that public, permissionless blockchains generally face a tradeoff between security and scalability. One means through which digital asset networks that utilize public, permissionless blockchains achieve security is decentralization, meaning that no intermediary is responsible for securing and maintaining these systems. For example, a greater degree of decentralization of a public permissionless blockchain generally means a given digital asset network is less susceptible to manipulation or capture. In practice, this typically means that every single node on a given digital asset network is responsible for securing the system by processing every transaction and maintaining a copy of the entire state of the network. As a result, a digital asset network that utilizes a public permissionless blockchain may be limited in the number of transactions it can process by the computing capabilities of each single fully participating node. Many developers are actively researching and testing scalability solutions for public blockchains, such as off-chain payment channels and Layer 2 networks.

To increase the volume of transactions that can be processed on the Litecoin Network, various features have been introduced to increase speed and throughput, including “Segregated Witness” in May 2017 and the Lightning Network. These and other mechanisms for increasing the scale of settlement or throughput of Litecoin Network transactions may not be effective, may not achieve wide-scale use or may not achieve their intended results in a timely manner. If corresponding increases in throughput lag behind growth in the use of digital asset networks, average transaction fees and settlement times may increase considerably, which could preclude certain uses for LTC and reduce demand for, and the price of, LTC, which could adversely impact the value of the Shares.

Layer 2 solutions and smart contract functionality developed for use with the Litecoin Network may introduce additional technical and security risks that could adversely affect the value of the Shares.

Third parties are developing Layer 2 solutions for use with the Litecoin Network that are intended to enable smart contract functionality and cross-chain transfers. These solutions may not become operational or achieve widespread use. Smart contracts are typically immutable once deployed. Vulnerabilities in their coding, such as logic errors or security flaws, can lead to significant financial losses if exploited.

Layer 2 solutions and sidechains may also introduce centralized control risks, such as admin key holders who may possess the ability to modify key functions or extract funds. Even decentralized governance of these solutions can concentrate power in the hands of a few core participants, allowing changes to smart contracts that could harm users and the value of associated digital assets. Any major breach or loss of confidence in these Layer 2 applications built on the Litecoin Network could adversely impact the value of LTC and the value of the Shares.

Digital assets may have concentrated ownership and large sales or distributions by holders of such digital assets, which could have an adverse effect on the market price of such digital asset.

The largest LTC wallets are believed to hold, in aggregate, a significant percentage of the LTC in circulation. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant amount of LTC, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. As a result of this concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of LTC.

If the digital asset reward for mining blocks and transaction fees for recording transactions on the Litecoin Network are not sufficiently high to incentivize miners, or if certain jurisdictions continue to limit or otherwise regulate mining activities, miners may cease expanding processing power or demand high transaction fees, which could negatively impact the value of LTC and the value of the Shares.

If the digital asset rewards for mining blocks or the transaction fees for recording transactions on the Litecoin Network are not sufficiently high to incentivize miners, or if certain jurisdictions limit or otherwise regulate mining activities, miners may cease expending processing power to mine blocks and the confirmations of transactions on the Litecoin Blockchain could be slowed. The realization of one or more of the following risks could materially adversely affect the value of the Shares:

•
If the profit margins of mining operations on the Litecoin Network are not sufficiently high, miners may sell LTC earned by mining, resulting in an increase in the liquid supply of LTC, which could reduce the market price of LTC.
•
A reduction in the processing power expended by miners on the Litecoin Network could increase the likelihood of a malicious actor or botnet obtaining control on the Litecoin Network.
•
If miners demand higher transaction fees for recording transactions in the Litecoin Blockchain, the cost of using LTC may increase and the marketplace may be reluctant to accept LTC as a means of payment. Alternatively, miners could collude in an anti-competitive manner to reject low transaction fees on the Litecoin Network and force users to pay higher fees, thus reducing the attractiveness of the Litecoin Network. Higher transaction confirmation fees resulting through collusion or otherwise may adversely affect the attractiveness of the Litecoin Network, the value of LTC and the value of the Shares.
•
To the extent that any miners cease to record transactions that do not include the payment of a transaction fee in mined blocks or do not record a transaction because the transaction fee is too low, such transactions will not be recorded on the Litecoin

Blockchain until a block is mined by a miner willing to accept a lower fee. Any widespread delays in the recording of transactions could result in a loss of confidence in the digital asset network.

•
Digital asset mining operations can consume significant amounts of electricity, which may have a negative environmental impact and give rise to public opinion against allowing, or government regulations restricting, the use of electricity for mining operations. Additionally, miners may be forced to cease operations during an electricity shortage or power outage.

Disruptions or other problems in the supply chain for digital asset mining hardware could cause harm to the Litecoin Network and adversely affect the value of the Shares.

The supply of digital asset mining hardware is concentrated among a limited number of suppliers and geographic regions. Mining hardware manufacturers may be unable to manufacture or supply sufficient mining hardware, whether due to shortages of components or resources, changes in laws or trade restrictions, insolvency or non-performance of their contracts. Such factors may reduce the availability of mining hardware or components necessary for its manufacture or repair.

If miners are unable to source mining hardware at commercially reasonable prices, or at all, and replacement or substitute sources of mining hardware prove to be unavailable, mining on the Litecoin Network could be negatively affected. These supply chain disruptions could make it more difficult for transactions on the Litecoin Network to be confirmed, increase transaction costs, or affect the Litecoin Network’s security, any of which could negatively affect the value of LTC and consequently the value of the Shares.

If a malicious actor or botnet obtains control of more than 50% of the processing power on the Litecoin Network, or otherwise obtains control over the Litecoin Network through its influence over core developers or otherwise, such actor or botnet could manipulate the Blockchain to adversely affect the value of the Shares or the ability of the Trust to operate.

If a malicious actor or botnet obtains a majority of the processing power on the Litecoin Network, it may be able to alter the Blockchain on which transactions in LTC rely by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could also control, exclude or modify the ordering of transactions, or “double-spend” its own digital assets (i.e., spend the same tokens in more than one transaction). To the extent that such malicious actor or botnet did not yield its control of the processing power on the Litecoin Network or the Litecoin community did not reject the fraudulent blocks as malicious, reversing any changes made to the Blockchain may not be possible.

Mining power on the Litecoin Network has in the past been, and may in the future continue to be concentrated among a limited number of mining pools. If the LTC network does not continue to scale or if network participants do not act to ensure greater decentralization of LTC mining processing power, the feasibility of a malicious actor obtaining control of the processing power on the Litecoin Network will increase, which may adversely affect the value of the Shares.

A malicious actor may also obtain control over the Litecoin Network through its influence over core developers or by gaining direct control over an otherwise influential programmer, which could cause the Litecoin Network to adopt protocol updates that are adverse to the Trust or its shareholders.

A temporary or permanent “fork” or a “clone” could adversely affect the value of the Shares.

The Litecoin Network operates using open-source protocols, meaning that any user can download the software, modify it and then propose that the users and miners of LTC adopt the modification. If less than a substantial majority of users and miners consent to a proposed modification, the consequence would be a “hard fork” of the Litecoin Network, with one group running the pre-modified software and the other running the modified software, resulting in two versions of Litecoin running in parallel, yet lacking interchangeability.

Forks can introduce new security concerns, such as “replay attacks” and an inherent decrease in the level of security due to significant amounts of mining power remaining on one network or migrating to the new forked network. After a hard fork, it may become easier for an individual miner or mining pool’s hashing power to exceed 50% of the processing power of a digital asset network that retained or attracted less mining power, thereby making digital asset networks that rely on proof-of-work more susceptible to attack. Digital asset networks and related protocols may also be cloned, resulting in a competing network with characteristics substantially similar to the network it was based on (for example, Litecoin is the result of a clone of the Bitcoin Network). A hard fork may adversely affect the price of LTC at the time of announcement or adoption. Furthermore, while the Trust would be entitled to both versions of the digital asset running in parallel, the Sponsor will, as permitted by the terms of the Trust Agreement, determine which version of the digital asset is generally accepted as the Litecoin Network and should therefore be considered the appropriate network for the Trust’s purposes, and there is no guarantee that the Sponsor will choose the digital asset that is ultimately the most valuable fork. A clone may also adversely affect the price of LTC at the time of announcement or adoption.

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

The Litecoin Network uses MimbleWimble, which provides additional layers of confidentiality to transactions on the Litecoin Network. In March 2026, a validation flaw in the Litecoin Network’s MimbleWimble Extension Block, a side-chain that hides transaction amounts and wallet addresses, was exploited to create an inflated “pegout” allowing the attacker to improperly withdraw LTC from the Mimblewimble Extension Block. A related attempt in April 2026 triggered a denial-of-service effect on select mining pools and created a temporary chain split between updated and unpatched miners. Network miners dynamically adopted the valid chain, resulting in a 13-block reorganization that reversed the invalid pegout operations. Although developers released fixes and the improperly created LTC was recovered, a significant portion of validating nodes are not running the updated software. Similar software flaws, unsuccessful upgrades or coordination failures could compromise the Litecoin Network, disrupt services or reduce confidence in LTC.

Because of the privacy-enhancing features of the Litecoin Network, law enforcement agencies and other market participants may have less visibility into transaction-level data, which may encourage bad actors to misuse the Litecoin Network for illicit purposes. As a result, businesses that facilitate transactions in LTC may be at increased risk of potential criminal or civil lawsuits, or of having banking or other services cut off. Other service providers of such businesses may also cut off services if there is a concern that the Litecoin Network is being used to facilitate crime. Any of the aforementioned occurrences could increase regulatory scrutiny of the Litecoin Network and/or adversely affect the price of LTC, the attractiveness of the Litecoin Network and an investment in the Shares of the Trust.

The Trust could incur liability or operational disruption if LTC contributed to the Trust is associated with sanctioned persons or illicit activity.

The Trust accepts LTC in connection with Share creations. Digital asset networks have in the past been, and may continue to be, used to facilitate illicit activities, and the Trust, the Sponsor, the Custodian or an Authorized Participant may be unable to identify all LTC associated with sanctioned persons or illicit activity. If the Trust or its service providers transact with a sanctioned person or receive LTC associated with illicit activity, assets could be rejected, blocked or frozen, and the Trust or its service providers could face investigations, liability, fines, penalties or service disruptions. In addition, service providers may cut off services if there is a concern that the Litecoin Network is being used to facilitate crime. Any of the foregoing could adversely affect the Trust and the value of the Shares.

Risk Factors Related to the Digital Asset Markets

Recent developments in the digital asset economy have led to extreme volatility and disruption in digital asset markets, a loss of confidence in participants of the digital asset ecosystem, significant negative publicity surrounding digital assets broadly and market-wide declines in liquidity.

In the past and to date, digital asset prices have experienced significant fluctuations, leading to volatility and disruption in the digital asset markets and financial difficulties for several prominent industry participants, including Digital Asset Trading Platforms, hedge funds and lending platforms. For example, in the first half of 2022, digital asset lenders Celsius Network LLC and Voyager Digital Ltd. and digital asset hedge fund Three Arrows Capital each entered into insolvency proceedings. This resulted in a loss of confidence in participants in the digital asset ecosystem, negative publicity surrounding digital assets more broadly and market-wide declines in digital asset trading prices and liquidity.

Thereafter, in November 2022, FTX, the third largest Digital Asset Trading Platform by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency. Shortly thereafter, FTX’s CEO resigned and FTX and several affiliates of FTX filed for bankruptcy. The U.S. Department of Justice subsequently brought criminal charges, including charges of fraud, violations of federal securities laws, money laundering, and campaign finance offenses, against FTX’s former CEO and others. In November 2023, FTX’s former CEO was convicted of fraud and money laundering. Similar charges related to violations of anti-money laundering laws were brought in November 2023 against Binance and its former CEO. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis Capital”), a subsidiary of Genesis Global Holdco, LLC (“Genesis Holdco”). The SEC also brought charges against Genesis Capital and Gemini Trust Company, LLC (“Gemini”) in January 2023 for their alleged unregistered offer and sale of securities to retail investors. In October 2023, the New York Attorney General (“NYAG”) brought charges against Gemini, Genesis Capital, Genesis Asia Pacific PTE. LTD., Genesis Holdco, Genesis Capital’s former CEO, DCG, and DCG’s CEO alleging violations of law. In February 2024, the Genesis Entities entered into a settlement agreement with the NYAG to resolve the NYAG’s allegations, which settlement was subsequently approved by the Bankruptcy Court of the Southern District of New York.

On January 17, 2025, DCG agreed to entry of a cease-and-desist order and payment of a $38 million civil money penalty arising out of the SEC’s allegations that (i) DCG negligently engaged in conduct that misled investors about the impact of the default on Genesis Capital’s financial condition and (ii) DCG’s failure to exercise reasonable care in connection with certain statements concerning Genesis Capital’s financial condition created a materially false impression to the public regarding Genesis Capital’s financial health.

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

Digital asset markets have also been negatively impacted by the failure of entities perceived to be integral to the digital asset ecosystem. For example, in March 2023, state banking regulators placed Silicon Valley Bank and Signature Bank into FDIC receivership, and Silvergate Bank announced plans to wind down and liquidate its operations. Because these banks were perceived to be most open to providing services for the digital asset ecosystem, their failures may impact the willingness of other banks to provide banking services to digital asset market participants.

Adverse developments affecting the digital asset ecosystem may be difficult to predict and may adversely affect the Sponsor, the Trust, their affiliates or the digital asset industry as a whole. Continued disruption and instability in the digital asset markets, including declines in the trading prices and liquidity of LTC, could have a material adverse effect on the value of the Shares.

Many Digital Asset Trading Platforms operate with limited regulatory oversight or transparency and may experience fraud, market manipulation, business failures, security failures or operational problems, which may adversely affect the value of LTC and the value of the Shares.

Many Digital Asset Trading Platforms are unlicensed or subject to limited regulatory oversight. Digital Asset Trading Platforms may also fail to comply with applicable regulation or may provide limited information regarding their operations, cybersecurity practices and regulatory compliance. These risks may be heightened for Digital Asset Trading Platforms located outside of the United States. As a result, trading activity on or reported by these Digital Asset Trading Platforms may reflect behavior that would be prohibited in regulated U.S. trading venues. Actual or perceived fraudulent or manipulative trading could reduce confidence in Digital Asset Trading Platforms, adversely affect the value or market perception of LTC and, in turn, adversely affect the value of the Shares.

Tools to detect and deter fraudulent or manipulative trading activities may not be available to or employed by Digital Asset Trading Platforms, and such platforms may also lack safeguards used by more traditional exchanges to enhance the stability of trading. As a result, the prices of LTC on Digital Asset Markets may be subject to larger or more frequent sudden declines than the prices of assets traded on more traditional exchanges. In the past, Digital Asset Trading Platforms have been closed or temporarily shut down due to fraud, business failure, security breaches or operational problems. Such events have in the past, and may in the future, reduce confidence in Digital Asset Markets, increase volatility in the price of LTC and adversely affect the value of the Shares.

Furthermore, the closure or temporary shutdown of a Digital Asset Trading Platform used in calculating the Index Price may result in a loss of confidence in the Trust’s ability to determine its NAV on a daily basis.

Digital Asset Trading Platforms may be exposed to wash-trading and front-running.

Digital Asset Trading Platforms may be susceptible to wash-trading and front-running. Wash-trading occurs when offsetting trades are entered into for other than bona fide reasons, such as the desire to inflate reported trading volumes. Front-running occurs when a party uses technology or market advantage to get and use prior knowledge of upcoming transaction for their own benefit. Any actual or perceived false trading on Digital Asset Trading Platforms could adversely affect the value of LTC and/or negatively affect the market perception of LTC. Wash-trading and front-running also may place more legitimate Digital Asset Trading Platforms at a relative competitive disadvantage.

The Index has a limited history and a failure of the Index Price could adversely affect the value of the Shares.

The Index has a limited history and the Index Price is a composite reference rate calculated using trading price data from various Digital Asset Trading Platforms chosen by the Index Provider. Although the Index is designed to accurately capture the market price of LTC, third parties may be able to purchase and sell LTC on public or private markets not included among the Constituent Trading Platforms of the Index, and such transactions may take place at prices materially higher or lower than the Index Price. Moreover, there may be variances in the price of LTC on the various Digital Asset Trading Platforms, including as a result of differences in fee structures or administrative procedures on different Digital Asset Trading Platforms. To the extent such prices differ materially from the Index Price, investors may lose confidence in the Shares’ ability to track the market price of LTC, which could adversely affect the value of the Shares.

The Index Price used to calculate the value of the Trust’s LTC may be volatile, and purchasing activity in the Digital Asset Markets associated with Basket creations may affect the Index Price and Share trading prices, adversely affecting the value of the Shares.

The price of LTC on public Digital Asset Trading Platforms has a very limited history, and during this history, LTC prices on the Digital Asset Markets have been volatile and subject to influence by many factors, including operational interruptions. While the Index is designed to limit exposure to the interruption of individual Digital Asset Trading Platforms, the Index Price remains subject to volatility experienced by Digital Asset Trading Platforms, and such volatility could adversely affect the value of the Shares. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms individually or as a group.

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

Competition from the emergence or growth of alternative digital assets and smart contract platforms could have a negative impact on the demand for, and price of, LTC and thereby adversely affect the value of the Shares. In addition, some digital asset networks may be the target of ill will from users of other digital asset networks, and these users may attempt to negatively impact the use or adoption of the Litecoin Network.

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

Exchange-traded products that invest in LTC may reduce demand for the Shares and adversely affect their liquidity and trading price.

Exchange-traded products that invest in LTC are listed on national securities exchanges, and additional competing products may be listed in the future. Such products may offer investors greater liquidity and an arbitrage mechanism designed to keep their trading prices closer to net asset value. Investors may prefer such products to the Shares, which could reduce demand for and liquidity of the Shares, increase any discount to NAV per Share and adversely affect the trading price of the Shares.

Competition from central bank digital currencies could adversely affect the value of LTC and other digital assets.

Central banks in various countries have introduced or are developing digital forms of legal tender (“CBDCs”). Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could compete with, or replace, LTC and other cryptocurrencies as a medium of exchange or store of value. Central banks and other governmental entities have also announced cooperative initiatives and consortia with private sector entities, with the goal of leveraging blockchain and other technology to reduce friction in cross-border and interbank payments and settlement, and commercial banks and other financial institutions have also announced a number of initiatives of their own to incorporate new technologies, including blockchain and similar technologies, into their payments and settlement activities. As CBDCs and similar technologies gain traction, the demand for LTC may decline, leading to a potential decrease in its value, which could adversely affect an investment in the Shares.

Digital asset treasury companies may increase volatility and competitive pressures in the digital asset market, which could adversely affect the value of the Shares.

In recent times, a number of companies engaged in businesses outside the digital assets industry have begun to hold their corporate treasuries in digital assets instead of fiat currency (“digital asset treasury companies”). In some cases, these companies have raised funds through financing or securities offerings and applied the proceeds to purchase digital assets, including LTC or digital assets that compete with LTC.

Digital asset treasury companies are a relatively new phenomenon and it is impossible to predict all of the risks they could pose to the Trust. Digital asset treasury companies may increase procyclical dynamics in the market because they may purchase digital assets when prices are rising and sell such assets when prices are decreasing, potentially making LTC more expensive in a rising market and causing downward pressure on LTC prices in a falling market. Digital asset treasury companies could also cause greater volatility in digital asset markets, including markets for LTC. Additionally, digital asset treasury companies may compete with the Trust as a perceived alternative means of achieving exposure to the price of LTC through investing in securities. Any of the foregoing could adversely affect holders of Shares in the Trust.

Prices of LTC may be affected due to stablecoins, the activities of stablecoin issuers and their regulatory treatment.

While the Trust does not invest in stablecoins, it may nonetheless be exposed to these and other risks that stablecoins pose for the market for LTC and other digital assets. Stablecoins are digital assets designed to have a stable value over time, typically pegged to the value of a referenced asset such as a fiat currency. Although the prices of stablecoins are intended to be stable, in many cases their prices fluctuate, sometimes significantly. Given the role that stablecoins play in global digital asset markets, their fundamental liquidity can have a dramatic impact on the broader digital asset market, including the market for LTC. Volatility in stablecoins, operational issues with stablecoins, concerns about the sufficiency of any reserves that support stablecoins, or regulatory concerns about stablecoin issuers or intermediaries could impact individuals’ willingness to trade on trading venues that rely on stablecoins and could impact the price of LTC, and in turn, an investment in the Shares.

Risk Factors Related to the Trust and the Shares

The Trust relies on third-party service providers to perform certain functions essential to the affairs of the Trust and the replacement of such service providers could pose challenges to the safekeeping of the Trust’s LTC and to the operations of the Trust.

The Trust relies on the Custodian, the Authorized Participants and other third-party service providers to perform certain functions essential to managing the affairs of the Trust. In addition, Liquidity Providers are relied upon to facilitate the purchase and sale of LTC in connection with creations and redemptions of Shares in cash (“Cash Orders”), and the Transfer Agent and Grayscale Investments Sponsors, LLC (in such capacity, the “Liquidity Engager”), are relied upon to facilitate such Cash Orders. Any disruptions to a service provider’s business operations, resulting from business failures, financial instability, security failures, government mandated regulation or operational problems, could have an adverse impact on the Trust’s ability to access critical services and be disruptive to the operations of the Trust and require the Sponsor or the Liquidity Engager, as the case may be, to replace such service provider. Moreover, the Sponsor could decide to replace a service provider to the Trust, or the Liquidity Engager may decide to replace a Liquidity Provider, for other reasons.

If the Sponsor decides, or is required, to replace Coinbase Custody Trust Company, LLC as the custodian of the Trust’s LTC, transfer of the respective maintenance responsibilities of the Digital Asset Account to another party or parties will likely be complex and could subject the Trust’s LTC to the risk of loss during the transfer, which could have a negative impact on the performance of the Shares or result in loss of the Trust’s assets.

Moreover, the legal rights of customers with respect to digital assets held on their behalf by a third-party custodian, such as the Custodian, in insolvency proceedings are currently uncertain. The Custody Agreement contains an agreement by the parties to treat the digital assets credited to the Trust’s Digital Asset Account as financial assets under Article 8 in addition to stating that the Custodian will serve as fiduciary and custodian on the Trust’s behalf.

The Custodian’s parent, Coinbase Global, has also stated in its public securities filings that in light of the inclusion of provisions relating to Article 8 in its custody agreements, it believes that a court would not treat custodied digital assets as part of its general estate in the event the Custodian were to experience insolvency. However, due to the novelty of digital asset custodial arrangements courts have not yet considered this type of treatment for custodied digital assets and it is not possible to predict with certainty how they would rule in such a scenario. If the Custodian became subject to insolvency proceedings and a court were to rule that the custodied digital assets were part of the Custodian’s and/or Coinbase Global’s general estate and not the property of the Trust, then the Trust would be treated as a general unsecured creditor in such insolvency proceedings and the Trust would be subject to the loss of all or a significant portion of its assets.

In addition, the Custodian is a fiduciary under § 100 of the New York Banking Law and a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Investment Advisers Act and is licensed to custody the Trust’s LTC on the Trust’s behalf. However, the SEC has previously released proposed amendments in February 2023 to Rule 206(4)-2 that, if enacted as proposed, would amend the definition of a “qualified custodian” under Rule 206(4)-2(d)(6). Executive officers of the Custodian’s parent company have made public statements indicating that the Custodian would remain a qualified custodian under the proposed SEC rule, if enacted as proposed. In June 2025, however, the SEC formally withdrew that proposed rulemaking and stated that it does not intend to issue final rules based on the proposal. However, there can be no assurance that the Custodian would continue to qualify as a “qualified custodian” under a final rule that may be proposed or adopted by the SEC in the future.

To the extent that the Sponsor is not able to find a suitable party willing to serve as custodian, the Sponsor may be required to terminate the Trust and liquidate the Trust’s LTC. In addition, to the extent that the Sponsor finds a suitable party and must enter into a modified or separate custody agreement that is less favorable for the Trust or Sponsor and/or transfer the Trust’s assets in a relatively short time period, the safekeeping of the Trust’s LTC may be adversely affected, which may in turn adversely affect the value of the Shares. Likewise, if the Sponsor is required to replace any other service provider, they may not be able to find a party willing to serve in such capacity in a timely manner or at all. If the Sponsor decides, or is required, to replace an Authorized Participant and/or if the Liquidity Engager decides, or is required, to replace a Liquidity Provider, this could negatively impact the Trust’s ability to create new Shares, which would impact the Shares’ liquidity and could have a negative impact on the value of the Shares.

The Trust is an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make the Shares less attractive to investors.

The Trust is an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act (the “JOBS Act”), and intends to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation. The Trust intends to take advantage of these reporting exemptions until it is no longer an emerging growth company. The Trust will remain an emerging growth company for up to five years after its initial public offering, although it will lose that status sooner if the Trust has more than $1.235 billion of revenues in a fiscal year, has more than $700 million in market value of Shares held by non-affiliates as of any June 30, or issues more than $1.0 billion of non-convertible debt over a rolling three-year period. If some investors find the Shares less attractive as a result, there may be a less active trading market for the Shares and the price of the Shares may be more volatile.

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

The Shares may trade at a price that is at, above or below the Trust’s NAV per Share as a result of the non-concurrent trading hours between OTC Markets and the Digital Asset Trading Platform Market.

The Trust’s NAV per Share will fluctuate with changes in the market value of LTC, and the Sponsor expects the trading price of the Shares to fluctuate in accordance with changes in the Trust’s NAV per Share, as well as market supply and demand. However, the

Shares may trade on OTC Markets at a price that is at, above or below the Trust’s NAV per Share for a variety of reasons. For example, OTC Markets are open for trading in the Shares for a limited period each day, but the Digital Asset Trading Platform Market is a 24-hour marketplace. During periods when OTC Markets are closed but Digital Asset Trading Platforms are open, significant changes in the price of LTC could result in a difference in performance between the value of LTC as measured by the Index and the most recent NAV per Share or closing trading price.

Shareholders may suffer a loss on their investment if the Shares trade above or below the Trust’s NAV per Share.

Historically, the Shares have traded at both premiums and discounts to the NAV per Share, which at times have been substantial. If the Shares trade at a premium, investors who purchase Shares on OTC Markets will pay more for their Shares than investors who purchase Shares directly from Authorized Participants. In contrast, if the Shares trade on OTC Markets at a discount, investors who purchase Shares directly from Authorized Participants will pay more for their Shares than investors who purchase Shares on OTC Markets. As a result, shareholders who purchase Shares on OTC Markets may suffer a loss on their investment if they sell their Shares at a time when the premium has decreased from the premium at which they purchased the Shares even if the NAV per Share remains the same. Likewise, shareholders that purchase Shares directly from the Trust may suffer a loss on their investment if they sell their Shares at a time when the Shares are trading at a discount on OTC Markets. Furthermore, shareholders may suffer a loss on their investment even if the NAV per Share increases because the decrease in any premium or increase in any discount may offset any increase in the NAV per Share.

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

The value of the Shares may be influenced by a variety of factors unrelated to the price of LTC and the Digital Asset Trading Platforms included in the Index that may have an adverse effect on the value of the Shares. These factors include the following:

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

Shares purchased in a private placement may not be resold except in transactions exempt from registration under the Securities Act and state securities laws, and any such transaction must be approved in advance by the Sponsor. At this time the Sponsor is not accepting redemption requests from shareholders. Absent the institution of such a redemption program, the Shares have traded, and may continue to trade, at a discount to NAV per Share, which may persist indefinitely. Therefore, unless the Trust is permitted to, and does, establish a Share redemption program, shareholders will be unable to redeem Shares with the Trust and may be unable to liquidate their investment at or near NAV per Share, or at all if an active secondary market for the Shares is unavailable, which could have a material adverse impact on demand for the Shares and their value.

Affiliates of the Trust previously entered into a settlement agreement with the SEC concerning the operation of one such affiliate’s former redemption programs.

On April 1, 2014, Grayscale Bitcoin Trust ETF, an affiliate of the Trust, launched a program pursuant to which its shareholders could request redemptions from Genesis Global Trading, Inc (“Genesis”), a wholly owned subsidiary of Digital Currency Group, Inc., an affiliate of the Trust and the sole Authorized Participant of Grayscale Bitcoin Trust ETF at that time. On September 23, 2014, Genesis received a letter from the staff of the SEC’s Office of Compliance Inspections and Examinations summarizing the staff’s findings from an onsite review of Genesis’s broker-dealer activities conducted in June 2014. In its exit report, the staff stated that it had concluded that Grayscale Bitcoin Trust ETF’s redemption program, in which its shareholders were permitted to request the redemption of their shares through Genesis, appeared to violate Regulation M under the Exchange Act because such redemptions of shares took place at the same time Grayscale Bitcoin Trust ETF was in the process of creating shares. On July 11, 2016, Genesis and Grayscale Bitcoin Trust ETF entered into a settlement agreement with the SEC whereby they agreed to a cease-and-desist order against future violations of Rules 101 and 102 of Regulation M under the Exchange Act. Genesis also agreed to pay disgorgement of $51,650.11 in redemption fees it collected, plus prejudgment interest of $2,105.68, for a total of $53,755.79.

An active trading market for the Shares may not continue to be maintained, and the Sponsor may not be successful in listing the Shares on NYSE Arca.

The Shares are quoted on OTC Markets and an active trading market for the Shares has developed. However, such trading market may not develop further or be maintained. Trading in the Shares may also be halted or suspended. In either case, investors may not be able to buy or sell Shares, which could adversely affect the liquidity and trading price of the Shares. The Sponsor is seeking to list the Shares on NYSE Arca, but may not obtain the approvals or relief necessary to do so in a timely manner or at all. Even if the Shares are listed on NYSE Arca, an active trading market may not develop further or be maintained.

Security threats to the Trust’s Digital Asset Account could result in the halting of Trust operations, including the creation and redemption of Baskets, and a loss of Trust assets or damage to the reputation of the Trust, each of which could result in a reduction in the value of the Shares.

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

The Sponsor believes that the security procedures in place for the Trust, including, but not limited to, offline storage, or cold storage, for a substantial portion of the Trust’s LTC, multiple encrypted private key “shards”, usernames, passwords and 2-step verification, are reasonably designed to safeguard the Trust’s LTC. Nevertheless, the security procedures cannot guarantee the prevention of any loss due to a security breach, software defect or act of God that may be borne by the Trust. Additionally, because a portion of the Trust’s LTC from time to time will be held in hot storage, such LTC will be more vulnerable to a potential hack or other cyberattack that could lead to a loss of Trust assets.

The security procedures and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee of the Sponsor, the Custodian or otherwise, and, as a result, an unauthorized party may obtain access to the Digital Asset Account, the relevant private keys (and therefore LTC) or other data of the Trust. Moreover, the Custodian will not be liable for any claims or losses arising out of or relating to the acts and/or omissions of any unauthorized third parties, except to the extent such losses are caused by the Custodian’s negligence, fraud or willful misconduct.

An actual or perceived breach of the Digital Asset Account could harm the Trust’s operations, result in loss of the Trust’s assets, damage the Trust’s reputation and negatively affect the market perception of the effectiveness of the Trust, all of which could in turn reduce demand for the Shares, resulting in a reduction in the value of the Shares. The Trust may also cease operations, the occurrence of which could similarly result in a reduction in the value of the Shares.

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

The Trust is not a banking institution or otherwise a member of the FDIC or Securities Investor Protection Corporation (“SIPC”) and, therefore, deposits held with or assets held by the Trust are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. In addition, neither the Trust nor the Sponsor insures the Trust’s LTC. While the Custodian is required under the Custody Agreement to maintain insurance coverage that is commercially reasonable for the custodial services it provides, shareholders cannot be assured that the Custodian will maintain adequate insurance or that such coverage will cover losses with respect to the Trust’s LTC.

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

The Custodian’s total liability under the Custody Agreement will never exceed the value of the LTC on deposit in the Digital Asset Account at the time of, and directly relating to, the events giving rise to the liability occurred, as determined in accordance with the Custody Agreement. In addition, the Custodian’s maximum liability in respect of each cold storage address that holds digital assets is limited to the “Cold Storage Threshold” of $100 million. The Sponsor monitors the value of digital assets deposited in cold storage addresses for whether the Cold Storage Threshold has been met by determining the U.S. dollar value of digital assets deposited in each cold storage address on business days. Although the Cold Storage Threshold has never been met for a given cold storage address, to the extent it is met the Trust would not have a claim against the Custodian with respect to the digital assets held in such address to the extent the value exceeds the Cold Storage Threshold. The Custodian and the Trust are not liable to each other for any special, incidental, indirect, punitive, or consequential damages, whether or not the other party had been advised of such losses or knew or should have known of the possibility of such damages.

The shareholders’ recourse against the Sponsor and the Trust’s other service providers for the services they provide to the Trust, including those relating to the provision of instructions relating to the movement of digital assets, is limited. Consequently, a loss may be suffered with respect to the Trust’s digital assets that is not covered by insurance and for which no person is liable in damages. As a result, the recourse of the Trust or the shareholders, under New York law, is limited.

The Trust may be required, or the Sponsor may deem it appropriate, to terminate and liquidate at a time that is disadvantageous to shareholders.

Pursuant to the terms of the Trust Agreement, the Trust is required to dissolve under certain circumstances. In addition, the Sponsor may, in its sole discretion, dissolve the Trust for a number of reasons, including if the Sponsor determines, in its sole discretion, that it is desirable or advisable for any reason to discontinue the affairs of the Trust. If the Trust is required to terminate and liquidate, such termination and liquidation could occur at a time that is disadvantageous to shareholders.

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

Moreover, pursuant to the terms of the Trust Agreement, shareholders’ statutory right under Delaware law to bring a derivative action is restricted. The Trust Agreement provides that no shareholder will have the right, power or authority to bring or maintain a derivative action, suit or other proceeding on behalf of the Trust unless two or more shareholders who (i) are not “Affiliates” of one another and (ii) collectively hold at least 10.0% of the outstanding Shares join in the bringing or maintaining of such action, suit or other proceeding. This provision applies to any derivative actions brought in the name of the Trust other than claims under the federal securities laws and the rules and regulations thereunder.

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

The Sponsor will determine the Trust’s NAV and NAV per Share on a daily basis as soon as practicable after 4:00 p.m., New York time, on each business day. The Sponsor’s determination is made utilizing data from the operations of the Trust and the Index
Price, calculated at 4:00 p.m., New York time, on such day. If the Sponsor determines in good faith that the Index does not reflect an accurate LTC price, then the Sponsor will employ an alternative method to determine the Index Price. There are no predefined criteria to make a good faith assessment in these scenarios and such decisions will be made by the Sponsor in its sole discretion. The Sponsor may calculate the Index Price in a manner that ultimately inaccurately reflects the price of LTC. To the extent that the NAV, NAV per Share or the Index Price are incorrectly calculated, the Sponsor may not be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust. Moreover, the terms of the Trust Agreement do not prohibit the Sponsor from changing the Index Price used to calculate the NAV and NAV per Share of the Trust. Any such change in the Index Price could affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust.

Extraordinary expenses resulting from unanticipated events may become payable by the Trust, adversely affecting the value of the Shares.

In consideration for the Sponsor’s Fee, the Sponsor has contractually assumed all ordinary-course operational and periodic expenses of the Trust. Extraordinary expenses incurred by the Trust, such as taxes and governmental charges; expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders (including in connection with any Incidental Rights and any IR Virtual Currency); or extraordinary legal fees and expenses, are not assumed by the Sponsor and are borne by the Trust. The Sponsor will cause the Trust to sell LTC, Incidental Rights or IR Virtual Currency held by the Trust, or deliver such assets in-kind to the Sponsor, to pay such expenses, which in either case will reduce the assets of the Trust. Accordingly, if the Trust incurs expenses denominated in U.S. dollars when the trading prices of LTC, Incidental Rights or IR Virtual Currency are depressed, the Trust may need to sell or deliver a greater amount of such assets, reducing the Trust’s NAV and adversely affecting the value of the Shares. In addition, assuming that the Trust is a grantor trust for U.S. federal income tax purposes, each delivery or sale of LTC, Incidental Rights or IR Virtual Currency by the Trust to pay the Sponsor’s Fee and/or Additional Trust Expenses will be a taxable event to beneficial owners of Shares. Thus, the Trust’s payment of expenses could result in beneficial owners of Shares incurring tax liability without an associated distribution from the Trust. Any such tax liability could adversely affect an investment in the Shares.

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

In addition to forks, a digital asset may become subject to a similar event known as an “airdrop.” In an airdrop, the promoters of a new digital asset announce to some group of users, such as the group that are holders of another digital asset, that such group will be entitled to claim a certain amount of the new digital asset for free, based on the fact that they are part of that group.

Shareholders may not receive the benefits of any forks, the Trust may not choose, or be able, to participate in an airdrop, and the timing of receiving any benefits from a fork, airdrop or similar event is uncertain. We refer to the right to receive any such benefit as an “Incidental Right” and any such virtual currency acquired through an Incidental Right as “IR Virtual Currency.” There are likely to be operational, tax, securities law, regulatory, legal and practical issues that significantly limit, or prevent entirely, shareholders’ ability to realize a benefit, through their Shares in the Trust, from any such Incidental Rights or IR Virtual Currency. The Sponsor may also determine, in consultation with its legal advisers, that the Incidental Right or IR Virtual Currency is, or is likely to be deemed, a security under federal or state securities laws, in which case the Sponsor would irrevocably abandon such Incidental Right or IR Virtual Currency if holding it would have an adverse effect on the Trust and it would not be practicable to avoid such effect by disposing of the Incidental Right or IR Virtual Currency in a manner that would result in shareholders receiving more than insignificant value thereof. In making such a determination, the Sponsor expects to take into account a number of factors, including the various definitions of a “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as reports, orders, press releases, public statements and speeches by the SEC and its staff providing guidance on when a digital asset may be a security for purposes of the federal securities laws.

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

Risk Factors Related to the Regulation of Digital Assets, the Trust and the Shares

Changes in the securities-law treatment of LTC or transactions involving LTC under federal or state law could adversely affect the value of LTC and the Shares and require the Trust to change its operations or terminate.

Whether a crypto asset is a security, or offers and sales of a crypto asset are securities transactions, under the federal securities laws depends on whether it is included in the lists of instruments making up the definition of “security” in such laws. Crypto assets do not appear in any of these lists. However, each list includes the term “investment contract,” and the SEC has typically analyzed whether a particular crypto asset is a security or the offer and sale of a crypto asset is a securities transaction by reference to whether it meets the Howey test, which is the test developed by the federal courts for determining whether there is an investment contract.

Under the Howey test, a contract, transaction or scheme is an “investment contract” if it involves an investment of money in a common enterprise with a reasonable expectation of profits derived from the essential managerial efforts of others. The analysis turns on the economic realities and particular facts and circumstances of the transaction, which are not always readily apparent or verifiable in the context of digital assets. Because of this factual complexity, as well as the current lack of a well-developed body of federal case law applying the Howey test to a variety of different fact patterns, for many crypto assets and crypto asset transactions, whether or not the Howey test is met is difficult to resolve definitively, and substantial legal arguments can often be made both in favor of and against a particular digital asset qualifying as a security or a particular offer and sale of a crypto asset qualifying as a securities transaction under the Howey test.

If a regulator asserts, or a court determines, under federal or state securities laws, that LTC itself is a security or that secondary-market transactions in LTC generally are securities transactions, trading, clearing or custody of LTC in the United States could become more difficult or impossible through the same channels used by non-security digital assets. This could significantly reduce the liquidity, acceptance and value of LTC and adversely affect the value of the Shares.

Additionally, if LTC itself were treated as a security under federal law, or if the Trust were deemed to hold an investment contract associated with its LTC, the Trust could be considered an unregistered “investment company” under the Investment Company Act and, depending on the Sponsor’s activities, the Sponsor may be required to register under the Investment Advisers Act. If the Trust’s acquisition or disposition of LTC were treated as a securities transaction, the Trust or Sponsor could also be subject to additional registration and compliance requirements or enforcement action. The Trust and the Sponsor could also face claims or enforcement action relating to the Trust’s prior or ongoing offer of Shares or transactions in LTC. Compliance could result in significant recurring or nonrecurring expenses, materially limit the Trust’s operations or its ability to achieve its investment objective or prove impracticable. If the Sponsor determines not to comply, or is unable to comply, with such requirements, or determines that continued operation is not advisable in light of regulatory developments, the Sponsor may terminate the Trust and, if practical, liquidate the Trust’s LTC at a time that is disadvantageous to shareholders.

The SEC has issued a Commission-level interpretation (the “Interpretation”) clarifying how the federal securities laws apply to certain crypto assets and transactions involving crypto assets. The CFTC joined the Interpretation to provide guidance that the CFTC and its staff will administer the CEA consistent with the Interpretation. The Interpretation lists 18 crypto assets that, as of the date of the release, the SEC views as non-security “digital commodities,” including LTC. Even if a crypto asset is deemed to be a non-security crypto asset (such as a “digital commodity”), the Interpretation takes the view that the non-security crypto asset may still be subject to an investment contract, even in the secondary market—and thus secondary market transactions, even in such non-security crypto assets, might be subject to the federal securities laws.

The SEC has also issued a notice of proposed rulemaking titled “Regulation Crypto Asset,” which if finalized would create a tailored regime for certain offerings of investment contracts involving crypto assets. Proposed Regulation Crypto Asset includes a conditional safe harbor from the term “investment contract” in the definitions of “security” in the Securities Act and the Exchange Act. As proposed, to qualify for the safe harbor, the issuer of the crypto asset must have (1) completed or otherwise permanently ceased all essential managerial efforts that it represented or promised to undertake under the covered investment contract, and must not be making or intending to make any new representations or promises to engage in essential managerial efforts with respect to the crypto asset and (2) file a Form TR publicly on EDGAR. The proposed rule states that, if an issuer has satisfied the investment contract safe harbor, the SEC would treat the federal registration, reporting and other requirements associated with that investment contract as no longer applicable. The proposed rule, however, does not fully address the regulatory status of intermediaries that trade crypto assets in the secondary market (e.g., their status as brokers, dealers, exchanges or investment advisers) or hold substantial amounts of crypto asset (e.g., their status as investment companies) because it is unclear the extent to which these third parties could rely on the issuer’s safe harbor, and the safe harbor applies only under the Securities Act and Exchange Act, but not the Advisers Act or Investment Company Act.

The Interpretation and the proposed Regulation Crypto Asset are based on the SEC’s current understanding of crypto asset markets and may be refined, revised or withdrawn. Additionally, a court, state regulator or future SEC administration have in the past and could in the future take a different view, and future legislation, rulemaking or judicial decisions could change the treatment of LTC.

Changes in U.S. or foreign laws, regulations or regulatory actions may prohibit or restrict the use of LTC or the operation of the Litecoin Network or the Digital Asset Markets, increase the Trust’s costs, impair its ability to operate or require its termination, any of which could adversely affect the value of the Shares.

U.S. federal and state agencies have examined and taken action concerning the operations of digital asset networks, digital asset users and the Digital Asset Markets, including with respect to anti-money laundering, sanctions, illicit finance, consumer and investor protection, market integrity and the safety and soundness of Digital Asset Trading Platforms, custodians and other service providers. New or changed laws, regulations, interpretations or enforcement priorities could prohibit, restrict or impose conditions on the ownership, use, transfer, trading or custody of LTC, the operation of the Litecoin Network or Digital Asset Markets, or the services on which the Trust depends. Federal and state requirements may differ or conflict, and compliance may be costly or impracticable. Foreign laws, regulations or directives may conflict with U.S. requirements or restrict Digital Asset Markets or service providers outside the United States, which could reduce the availability of services involving LTC and adversely affect its liquidity, acceptance or value.

These developments could reduce the liquidity, acceptance or value of LTC; cause Digital Asset Trading Platforms or other service providers to limit or discontinue services involving LTC or the Trust; increase the Trust’s compliance costs; require changes to the Trust’s operations; or prevent the Trust from operating as intended. If the Trust cannot comply with applicable requirements or continue to operate, the Sponsor may terminate the Trust and, if practical, liquidate its LTC at a time that is disadvantageous to shareholders. Any of these effects could adversely affect the value of the Shares.

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

To the extent that the activities of any Authorized Participant, the Trust or the Sponsor cause it to be deemed a “money services business” under the regulations promulgated by FinCEN, such Authorized Participant, the Trust or the Sponsor may be required to comply with FinCEN regulations, including those that would mandate the implementation of anti-money laundering programs, certain reports to FinCEN and the maintenance of certain records. Similarly, the activities of an Authorized Participant, the Trust or the Sponsor may require it to be licensed as a money transmitter or as a digital asset business, such as under the New York Department of Financial Services’ BitLicense regulations or California’s Digital Financial Assets Law.

Such additional regulatory obligations may cause the Authorized Participant, the Trust or the Sponsor to incur extraordinary expenses to seek required licenses or registrations or otherwise comply with such obligations. An Authorized Participant may instead decide to terminate its role as Authorized Participant of the Trust, or the Sponsor may decide to discontinue and wind up the Trust. An Authorized Participant’s decision to cease acting as such may decrease the liquidity of the Shares, which could adversely affect the value of the Shares.

Statutory or regulatory changes or interpretations could obligate the Trust or the Sponsor to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Trust.

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

To the extent that LTC is deemed to fall within the definition of a “commodity interest” under the CEA, due to the passage of the Clarity Act or otherwise, the Trust and the Sponsor may be subject to additional regulation under the CEA and CFTC regulations. The Sponsor may be required to register as a commodity pool operator or commodity trading adviser with the CFTC and become a member of the National Futures Association and may be subject to additional regulatory requirements with respect to the Trust, including disclosure and reporting requirements. These additional requirements may result in extraordinary, recurring and/or nonrecurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor determines not to comply with such additional regulatory and registration requirements, the Sponsor will terminate the Trust. Any such termination could result in the liquidation of the Trust’s LTC at a time that is disadvantageous to shareholders.

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

Because of the evolving nature of digital assets, it is not possible to predict potential future developments that may arise with respect to digital assets, including forks, airdrops and other similar events. Assuming that the Trust is currently a grantor trust for U.S. federal income tax purposes, certain future developments could render it impossible, or impracticable, for the Trust to continue to be treated as a grantor trust for such purposes.

If the Trust is not properly classified as a grantor trust, the Trust might be classified as a partnership for U.S. federal income tax purposes. However, due to the uncertain treatment of digital assets for U.S. federal income tax purposes (as discussed above in “Item 1. Business—Material U.S. Federal Income Tax Consequences—Uncertainty Regarding the U.S. Federal Income Tax Treatment of Digital Assets”), there can be no assurance in this regard. If the Trust were classified as a partnership for U.S. federal income tax purposes, the tax consequences of owning Shares generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing of the recognition of taxable income or loss. In addition, tax information reports provided to beneficial owners of Shares would be made in a different form. If the Trust were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it would be classified as a corporation for such purposes. In that event, the Trust would be subject to entity-level U.S. federal income tax (currently at the rate of 21%) on its net taxable income and certain distributions made by the Trust to shareholders would be treated as taxable dividends to the extent of the Trust’s current and accumulated earnings and profits. Any such dividend distributed to a beneficial owner of Shares that is a non-U.S. person for U.S. federal income tax purposes would be subject to U.S. federal withholding tax at a rate of 30% (or such lower rate as provided in an applicable tax treaty). As a result, the taxation of the Trust as a corporation could materially reduce the after-tax return on an investment in Shares, and substantially reduce the value of the Shares, and result in a material divergence between NAV and the value of the Trust’s LTC.

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

In 2014, the Internal Revenue Service (“IRS”) released a notice (the “Notice”) discussing certain aspects of “convertible virtual currency” (that is, digital assets that have an equivalent value in fiat currency or that act as substitutes for fiat currency) for U.S. federal income tax purposes and, in particular, stating that such digital assets (i) are “property” (ii) are not “currency” for purposes of the rules relating to foreign currency gain or loss and (iii) may be held as a capital asset. In 2019, the IRS released a revenue ruling and a set of “Frequently Asked Questions” that has been updated from time to time since (the “Ruling & FAQs”). The Ruling & FAQs provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital assets are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital assets. However, the Notice and the Ruling & FAQs do not address other significant aspects of the U.S. federal income tax treatment of digital assets. Moreover, although the Ruling & FAQs address the treatment of hard forks, there continues to be uncertainty with respect to the timing and amount of the income inclusions. While the Ruling & FAQs do not address most situations in which airdrops occur, it is clear from the reasoning of the Ruling & FAQs that the IRS generally would treat an airdrop as a taxable event giving rise to ordinary income.

There can be no assurance that the IRS will not alter its position with respect to digital assets in the future or that a court would uphold the treatment set forth in the Notice and the Ruling & FAQs. It is also unclear what additional guidance on the treatment of digital assets for U.S. federal income tax purposes may be issued in the future. Any such alteration of the current IRS positions or additional guidance could result in adverse tax consequences for shareholders and could have an adverse effect on the value of LTC. Future developments that may arise with respect to digital assets may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes. For example, the Notice addresses only digital assets that are “convertible virtual currency,” and it is conceivable that, as a result of a fork, airdrop or similar event, the Trust could hold certain types of digital assets that are not within the scope of the Notice.

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

Because of the evolving nature of digital assets, it is not possible to predict potential future developments that may arise with respect to digital assets, including forks, airdrops and similar events. Such developments may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes. Moreover, certain future developments could render it impossible, or impracticable, for the Trust to continue to be treated as a grantor trust for U.S. federal income tax purposes.

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

A U.S. tax-exempt shareholder may recognize UBTI as a consequence of an investment in Shares.

Under the guidance provided in the Ruling & FAQs, hard forks, airdrops and similar events with respect to digital assets will under certain circumstances be treated as taxable events giving rise to ordinary income. In the absence of guidance to the contrary, it is possible that any such income recognized by a U.S. tax-exempt shareholder would constitute UBTI. A tax-exempt shareholder should consult its tax adviser regarding whether such shareholder may recognize UBTI as a consequence of an investment in Shares. See “Item 1. Business—Material U.S. Federal Income Tax Consequences.”

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

Non-U.S. Holders may be subject to U.S. federal withholding tax on income derived from forks, airdrops and similar events.

The Ruling & FAQs do not address whether income recognized by a non-U.S. person as a result of a fork, airdrop or similar event could be subject to the 30% withholding tax imposed on U.S.-source “fixed or determinable annual or periodical” income. Non-U.S. Holders (as defined under “Item 1. Business—Material U.S. Federal Income Tax Consequences—Tax Consequences to Non-U.S. Holders” above) should be aware that, in the absence of guidance, a withholding agent (including a broker through which a Non-U.S. Holder holds Shares) may withhold 30% of any such income recognized by a non-U.S. Holder in respect of its Shares, including by deducting such withheld amounts from proceeds that such non-U.S. Holder would otherwise be entitled to receive in connection with a distribution of Incidental Rights or IR Virtual Currency. See “Item 1. Business—Material U.S. Federal Income Tax Consequences.”

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
•
The Sponsor’s indirect parent company, DCG, and certain of its subsidiaries, including Grayscale Securities, LLC, hold less than 1% of the Shares representing ownership in the Trust, as of August 31, 2026. On March 2, 2022, the board of directors of the Sponsor approved the purchase by DCG of up to $30 million worth of Shares of the Trust. From March 2, 2022 through March 31, 2022, DCG purchased a total of $1.8 million worth of Shares of the Trust under this authorization. From April 1, 2022 through August 31, 2026, DCG did not purchase any Shares of the Trust under this authorization. However, in the event DCG chooses to purchase additional Shares, such purchases would further increase DCG’s ownership interest in the Trust, which could ultimately result in DCG holding a majority of the Shares, and its interests as a shareholder may conflict with the interests of the Trust’s other shareholders;
•
Several employees of the Sponsor and DCG, the Sponsor’s indirect parent company, are FINRA-registered representatives who currently maintain their licenses through Grayscale Securities;
•
DCG is (i) the sole equity-holder and indirect parent company of the Sponsor; (ii) the indirect parent company of Grayscale Securities, the only acting Authorized Participant, as of the date of this Annual Report; and (iii) a minority interest holder in Kraken, one of the Digital Asset Trading Platforms included in the Index, representing less than 1.0% of its equity;
•
DCG has investments in a large number of digital assets and companies involved in the digital asset ecosystem, including trading platforms and custodians. DCG’s positions on changes that should be adopted in the Litecoin Network could be adverse to positions that would benefit the Trust or its shareholders. Additionally, before or after a hard fork on the Litecoin Network, DCG’s position regarding which fork among a group of incompatible forks should be considered the “true” Litecoin Network could be adverse to positions that would most benefit the Trust;

•
DCG has been vocal in the past about its support for digital assets other than LTC. Any investments in, or public positions taken on, digital assets other than LTC by DCG could have an adverse impact on the price of LTC;
•
The Sponsor decides whether to retain separate counsel, accountants or others to perform services for the Trust;
•
The Sponsor and Grayscale Securities, which acts as Authorized Participant and distributor and marketer for the Shares, are affiliated parties that share a common indirect parent company, DCG;
•
The Sponsor may appoint an agent to act on behalf of the shareholders, including in connection with the distribution of any Incidental Rights and/or IR Virtual Currency, and such agent may be the Sponsor or an affiliate of the Sponsor; and
•
The Sponsor has historically, and may again, select an Index Provider that is an affiliate of the Sponsor and the Trust.

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

DCG, the indirect parent company of the Sponsor, holds a minority interest of less than 1.0% in Kraken. The Index Price is the price in U.S. dollars of an LTC derived from the Digital Asset Trading Platforms that are reflected in the Index developed by CoinDesk Indices, Inc. as of 4:00 p.m., New York time, on each business day. Kraken is one of such Digital Asset Trading Platforms included in the Index. Although DCG does not exercise control over Kraken, it is possible that investors could have concerns that DCG could influence market data provided by this Digital Asset Trading Platform in a way that benefits DCG, which could make the Trust’s Shares less attractive to investors, adversely affect investor sentiment about the Trust and negatively affect Share trading prices.

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

The ERC provides updates to the Board of Managers of Grayscale Investments Sponsors, LLC (the “Board of Managers”) quarterly, including on changes to security risks and outcomes. The CISO also promptly informs and updates the ERC and the Board of Managers about any information security incidents that may pose a material risk to the Sponsor. The Sponsor contracts an independent third party to conduct a full cyber risk assessment annually, and the results of those assessments are included in reporting to the ERC and the Board of Managers. Material outcomes from any penetration testing, vulnerability scanning, and business continuity or disaster recovery testing are additionally included in reporting to the ERC and Board of Managers.

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

The Sponsor administers a Third-Party Risk Management Program at the firm to identify, assess and oversee the risk associated with service providers and third parties involved in the supply chain. Third parties are assessed for risk and may additionally be required to adhere to additional security diligence requirements administered with oversight from the CISO according to risk, including cybersecurity diligence questionnaires, evidence validation, SOC report reviews, and/or on-site assessments. Material changes to the program, new, or worsening security risks associated with third parties are reported to the ERC at least quarterly.

Cybersecurity Breaches:

During the year ended June 30, 2026, we did not identify any cybersecurity threats at the Sponsor or the Trust that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, even though we take steps to employ reasonable cybersecurity efforts, not every cybersecurity incident can be prevented or detected. Therefore, while we believe there are currently no risks from any potential cybersecurity threat or cybersecurity incident that are reasonably likely to have a material effect on our results of operations or financial condition, the likelihood or severity of such risks are difficult to predict.

Item 2. Properties

None.

Item 3. Legal Proceedings

Grayscale Operating, LLC, the former Co-Sponsor of the Trust until May 3, 2025, was a party to certain legal proceedings during the period covered by this report. Although the Trust is not a party to these proceedings, the Trust may in the future be subject to legal proceedings or disputes.

On May 19, 2025, Genesis Global Capital, LLC (“Genesis Capital”) and Genesis Asia Pacific Pte. Ltd. (“Genesis Asia”) filed a complaint in the United States Bankruptcy Court for the Southern District of New York (“SDNY Bankruptcy Court”) against Digital Currency Group, Inc. (“DCG”) and certain of its affiliates including Grayscale Operating, LLC (“GSO”) alleging that Genesis Capital made certain preferential transfers to Grayscale Investments, LLC (“GSI”), the predecessor in interest to GSO prior to the merger of Grayscale Investments, LLC with and into Grayscale Operating, LLC, with Grayscale Operating, LLC continuing as the surviving company (the “Merger”), during the preference period prior to Genesis Capital’s filing of a bankruptcy petition in SDNY Bankruptcy Court while GSI was allegedly an insider to Genesis Capital pursuant to 11 U.S.C. § 101(31). Genesis Capital seeks to avoid the alleged preferential transfers pursuant to 11 U.S.C. § 547(b), as well as recovery of property and disallowance of claims. Genesis Capital is seeking to avoid transfers to GSI, the predecessor in interest to GSO prior to the Merger, of 105 Bitcoin and 37,647.06 Ethereum Classic tokens. GSO believes this lawsuit is without merit and intends to vigorously defend against it.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Shares are quoted on OTC Markets under the ticker symbol “LTCN.”

Holders of Record

As of June 30, 2026, there were approximately 15 holders of record. This includes Cede & Co. as nominee for the Depository Trust Company, a limited purpose trust company organized under New York law, a member of the U.S. Federal Reserve System and a clearing agency registered with the SEC for the Shares traded on OTC Markets, but not its direct participants. Therefore, this number does not include the individual holders who have bought Shares on OTC Markets or transferred their eligible Shares to their brokerage accounts. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

The Trust made no distributions to shareholders during the years ended June 30, 2026 and 2025. The Trust has no obligation to make periodic distributions to shareholders.

Recent Sales of Unregistered Shares

As of June 30, 2026, the Registrant has distributed 24,252,100 Shares at varying prices determined by reference to the NAV per Share to selected “accredited investors,” within the meaning of Rule 501 of Regulation D under the Securities Act. The Shares were sold in connection with an ongoing offering pursuant to Rule 506(c) of Regulation D under the Securities Act. Grayscale Securities acted as the Authorized Participant with respect to these distributions beginning October 3, 2022. For all such distributions prior to October 3, 2022, Genesis acted as the Authorized Participant with respect to these distributions. In exchange for these sales, the Trust received an aggregate of 2,208,967.90414780 LTC. Because Shares have been, and continue to be, created and issued on a periodic basis, a “distribution,” as such term is used in the Securities Act, may be occurring from time to time. As a result, the Authorized Participant facilitating the creation of Shares and acting as a distributor and marketer during any such period may be deemed an “underwriter” under Section 2(a)(11) of the Securities Act. No underwriting discounts or commissions were paid to the Authorized Participant with respect to such sales.

Purchases of Equity Securities

On March 2, 2022, the Board approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $30 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through March 31, 2022, DCG purchased a total of $1.8 million worth of Shares of the Trust under this authorization. From April 1, 2022 through August 31, 2026, DCG had not purchased any Shares of the Trust under this authorization.

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

Trust Overview

The Trust is a passive entity that is managed and administered by the Sponsor and does not have any officers, directors or employees. The Trust holds LTC and, from time to time on a periodic basis, issues Creation Baskets in exchange for deposits of LTC. As a passive investment vehicle, the Trust’s investment objective is for the value of the Shares (based on LTC per Share) to reflect the value of the LTC held by the Trust, determined by reference to the Index Price, less the Trust’s expenses and other liabilities. While an investment in the Shares is not a direct investment in LTC, the Shares are designed to provide investors with a cost-effective and convenient way to gain investment exposure to LTC. To date, the Trust has not met its investment objective and the Shares quoted on OTC Markets have not reflected the value of the LTC held by the Trust, less the Trust’s expenses and other liabilities, but instead have traded at both premiums and discounts to such value, which at times have been substantial. The Trust is not managed like a business corporation or an active investment vehicle. The Trust will not utilize leverage, derivatives or any similar arrangements in seeking to meet its investment objective.

Prior to October 1, 2025, the Trust valued the LTC held by the Trust for operational purposes by reference to the CoinDesk Litecoin Price Index (LTX). As of October 1, 2025, the Index is the CoinDesk Litecoin Benchmark Rate which is used to calculate the NAV and NAV per Share. Prior to October 1, 2025, references to the “Index” in the Trust’s filings with the SEC, including this Annual Report on Form 10-K, refer to the CoinDesk Litecoin Price Index (LTX). From and after October 1, 2025, references to the “Index” in the Trust’s filings with the SEC are to the CoinDesk Litecoin Benchmark Rate.

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

Principal Market and Fair Value Determination

To determine which market is the Trust’s principal market (or in the absence of a principal market, the most advantageous market) for purposes of calculating the Trust’s Principal Market NAV, the Trust follows FASB ASC Topic 820-10, Fair Value Measurement, which outlines the application of fair value accounting. ASC 820-10 determines fair value to be the price that would be received for LTC in a current sale, which assumes an orderly transaction between market participants on the measurement date. ASC 820-10 requires the Trust to assume that LTC is sold in its principal market to market participants or, in the absence of a principal market, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact.

The Trust only receives LTC in connection with a creation order from the Authorized Participant (or a Liquidity Provider) and does not itself transact on any Digital Asset Markets. Therefore, the Trust looks to market-based volume and level of activity for Digital Asset Markets. The Authorized Participant(s), or a Liquidity Provider, may transact in Digital Asset Markets.

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

Review of Financial Results

Financial Highlights for the Years ended June 30, 2026, 2025 and 2024

(All amounts in the following table and the subsequent paragraphs, except Share, LTC and price of LTC amounts, are in thousands)

	For the Years Ended June 30,
	2026	2025	2024
Net realized and unrealized (loss) gain on investment	$(89,627)	$23,755	$(49,308)
Net (decrease) increase in net assets resulting from operations	$(93,560)	$19,410	$(52,297)
Net assets(1)	$82,307	$175,867	$133,833
(1)
Net assets in the above table and subsequent paragraphs are calculated in accordance with U.S. GAAP based on the Digital Asset Market price of LTC on the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date.

Net realized and unrealized loss on investment in LTC for the year ended June 30, 2026 was ($89,627), which includes a realized loss of ($578) on the transfer of LTC to pay the Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in LTC of ($89,049). Net realized and unrealized loss on investment in LTC for the year was driven by LTC price depreciation from $87.11 per LTC as of June 30, 2025, to $41.80 per LTC as of June 30, 2026. Net decrease in net assets resulting from operations was ($93,560) for the year ended June 30, 2026, which consisted of the net realized and unrealized loss on investment in LTC, plus the Sponsor’s Fee of $3,933. Net assets decreased to $82,307 at June 30, 2026, a 53% decrease for the year. The decrease in net assets resulted from the aforementioned LTC price depreciation and the withdrawal of approximately 49,849 LTC to pay the foregoing Sponsor’s Fee.

Net realized and unrealized gain on investment in LTC for the year ended June 30, 2025 was $23,755, which includes a realized loss of ($104) on the transfer of LTC to pay the Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in LTC of $23,859. Net realized and unrealized gain on investment in LTC for the year was driven by LTC price appreciation from $74.60 per LTC as of June 30, 2024, to $87.11 per LTC as of June 30, 2025. Net increase in net assets resulting from operations was $19,410 for the year ended June 30, 2025, which consisted of the net realized and unrealized gain on investment in LTC, less the Sponsor’s Fee of $4,345. Net assets increased to $175,867 at June 30, 2025, a 31% increase for the year. The increase in net assets resulted from the aforementioned LTC price appreciation and the contribution of approximately 274,058 LTC with a value of $22,624 to the Trust in connection with Share creations during the year, partially offset by the withdrawal of approximately 49,165 LTC to pay the foregoing Sponsor’s Fee.

Net realized and unrealized loss on investment in LTC for the year ended June 30, 2024 was ($49,308), which includes a realized loss of ($622) on the transfer of LTC to pay the Sponsor’s Fee and net change in unrealized appreciation/depreciation on investment in LTC of ($48,686). Net realized and unrealized loss on investment in LTC for the year was driven by LTC price depreciation from $105.38 per LTC as of June 30, 2023, to $74.60 per LTC as of June 30, 2024. Net decrease in net assets resulting from operations was ($52,297) for the year ended June 30, 2024, which consisted of the net realized and unrealized loss on investment in LTC, plus the Sponsor’s Fee of $2,989. Net assets decreased to $133,833 at June 30, 2024, a 16% decrease for the year. The decrease in net assets resulted from the aforementioned LTC price depreciation and the withdrawal of approximately 38,787 LTC to pay the foregoing Sponsor’s Fee.

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

Selected Operating Data

	As of June 30,
	2026	2025	2024

Price of LTC on principal market	$41.80	$87.11	$74.60
Principal Market NAV per Share(1)	$3.39	$7.25	$6.37
Principal Market NAV(1)	$82,306,589	$175,866,884	$133,833,394
Index Price	$41.79	$87.12	$74.62
NAV per Share(2)	$3.39	$7.25	$6.37
NAV(2)	$82,283,116	$175,887,073	$133,869,274

(1)
The Principal Market NAV and Principal Market NAV per Share are calculated using the fair value of LTC based on the price provided by the Digital Asset Trading Platform that the Trust considered its principal market, as of 4:00 p.m., New York time, on the valuation date, in accordance with U.S. GAAP.
(2)
The Trust’s NAV and NAV per Share are derived from the Index Price as represented by the Index as of 4:00 p.m., New York time, on the valuation date. The Trust’s NAV per Share is calculated using a non-GAAP methodology where the price is derived from multiple Digital Asset Trading Platforms. The Constituent Trading Platforms as of June 30, 2026 were Binance, Bitstamp by Robinhood, Bullish, Bybit, Crypto.com, Gate, Gemini, HashKey, Kraken, LMAX Digital, OKX, and OSL. The Constituent Trading Platforms as of June 30, 2025 were Coinbase, Bitfinex, Kraken, LMAX Digital, Bitstamp by Robinhood, Crypto.com, and itBit. The Constituent Trading Platforms as of June 30, 2024 were Coinbase, LMAX Digital, Kraken and Cboe Digital. See “Item 1. Business—Overview of the LTC Industry and Market—LTC Value—The Index and the Index Price” for a description of the Index and the Index Price.

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

The following chart illustrates the movement in the Trust’s NAV per Share versus the Index Price and the Trust’s Principal Market NAV per Share from March 1, 2018 (the inception of the Trust’s operations) to June 30, 2026. For more information on the determination of the Trust’s NAV, see “Item 1. Business—Overview of the LTC Industry and Market—LTC Value—The Index and the Index Price.”

The following table illustrates the movements in the Index Price from July 1, 2021 to June 30, 2026. The Sponsor has not observed a material difference between the Index Price and average prices from the Constituent Trading Platforms individually or as a group.

		High		Low
Period	Average	Index Price	Date	Index Price	Date	End of period	Last business day
Twelve months ended June 30, 2022	$137.02	$275.50	11/10/2021	$42.68	6/18/2022	$51.27	$51.27
Twelve months ended June 30, 2023	$73.97	$105.55	6/30/2023	$47.55	7/12/2022	$105.55	$105.55
Twelve months ended June 30, 2024	$76.86	$111.10	7/2/2023	$58.07	9/11/2023	$74.62	$73.24
Twelve months ended June 30, 2025	$87.75	$137.18	1/17/2025	$55.46	8/5/2024	$87.12	$87.12
Twelve months ended June 30, 2026	$78.73	$130.23	8/13/2025	$40.04	6/24/2026	$41.79	$41.79
July 1, 2021 to June 30, 2026	$90.86	$275.50	11/10/2021	$40.04	6/24/2026	$41.79	$41.79

The following table illustrates the movements in the Digital Asset Market price of LTC, as reported on the Trust’s principal market, from July 1, 2021 to June 30, 2026.

		High		Low
Period	Average	Digital Asset Market Price	Date	Digital Asset Market Price	Date	End of period	Last business day
Twelve months ended June 30, 2022	$137.02	$275.95	11/10/2021	$42.61	6/18/2022	$51.43	$51.43
Twelve months ended June 30, 2023	$73.97	$105.38	6/30/2023	$47.51	7/12/2022	$105.38	$105.38
Twelve months ended June 30, 2024	$76.87	$111.06	7/2/2023	$58.11	9/11/2023	$74.60	$73.24
Twelve months ended June 30, 2025	$87.75	$137.22	12/5/2024	$55.47	8/5/2024	$87.11	$87.11
Twelve months ended June 30, 2026	$78.73	$130.28	8/13/2025	$40.03	6/24/2026	$41.80	$41.80
July 1, 2021 to June 30, 2026	$90.86	$275.95	11/10/2021	$40.03	6/24/2026	$41.80	$41.80

The following chart sets out the historical closing prices for the Shares as reported by OTC Markets and the Trust’s NAV per Share from August 18, 2020 to June 30, 2026.

LTCN Premium/(Discount): LTCN Share Price vs. NAV per Share (Non-GAAP) ($)

The following chart sets out the historical premium and discount for the Shares calculated as a percentage of the historical closing prices for the Shares as reported by OTC Markets divided by the Trust’s NAV per Share from August 18, 2020 to June 30, 2026.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the year ended June 30, 2026.

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

Under the supervision and with the participation of the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor, the Sponsor conducted an evaluation of the Trust’s disclosure controls and procedures, as defined under Exchange Act Rule 13a-15(e). Based on this evaluation, the Principal Executive Officer and the Principal Financial and Accounting Officer of the Sponsor concluded that, as of June 30, 2026, the Trust’s disclosure controls and procedures were effective.

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

The Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor assessed the effectiveness of the Trust’s internal control over financial reporting as of June 30, 2026. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Based on their assessment and those criteria, the Principal Executive Officer and Principal Financial and Accounting Officer of the Sponsor concluded that the Trust maintained effective internal control over financial reporting as of June 30, 2026.

Because we are an “emerging growth company” under the JOBS Act, our independent registered public accounting firm is not required to attest to the effectiveness of our internal control over financial reporting for so long as we are an emerging growth company.

Changes in Internal Control Over Financial Reporting

There was no change in the Trust’s internal controls over financial reporting that occurred during the Trust’s most recently completed fiscal quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, these internal controls.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Management of the Sponsor

The Trust does not have any directors, officers or employees. Under the Trust Agreement, all management functions of the Trust have been delegated to and are conducted by the Sponsor, its agents and its affiliates, including without limitation, the Custodian and its agents. As officers of the Sponsor, Peter Mintzberg, the principal executive officer of the Sponsor, and Kathryn Masci, the principal financial and accounting officer of the Sponsor, may take certain actions and execute certain agreements and certifications for the Trust, in their capacity as the principal officers of the Sponsor.

As of and prior to December 31, 2024, GSI had a board of directors that was responsible for managing and directing the affairs of the Sponsor. From January 1, 2025 to October 22, 2025, GSO Intermediate Holdings Corporation (“GSOIH”), a Delaware corporation formed in connection with the internal corporate reorganization of Grayscale Investments, LLC consummated on January 1, 2025, which was the sole managing member of GSO and an indirect subsidiary of DCG, had a board of directors which was responsible for managing and directing the affairs of the Sponsor.

On October 22, 2025, GSOIH consummated an internal corporate reorganization (the “Management Reorganization”), pursuant to which GSOIH transferred a portion of its common membership units of GSO for Class A shares of Grayscale Investments, Inc. (“Grayscale Investments”), a Delaware corporation incorporated in connection with the Management Reorganization, and ceded its managing member rights in GSO to Grayscale Investments. As a result of the Management Reorganization, Grayscale Investments is now the sole managing member of GSO, the sole member of the Sponsor.

On October 22, 2025, as a result of the Management Reorganization, DCG Grayscale Holdco, LLC, the sole stockholder of Grayscale Investments, elected a board of directors (the “Board”) at Grayscale Investments. As a result of the Management Reorganization, the Board of Grayscale Investments was responsible for managing and directing the affairs of the Sponsor from October 22, 2025 to May 4, 2026 and consisted of Barry Silbert, Mark Shifke, Simon Koster, Peter Mintzberg and Edward McGee, mostly the same members as the board of directors of GSOIH prior to the Management Reorganization.

On May 4, 2026, a Board of Managers of Grayscale Investments Sponsors, LLC was created to manage and direct the affairs of the Sponsor, under authority delegated by the Board. While the Board retains overall oversight of Grayscale Investments and its subsidiaries as a whole, including the Sponsor, the Board of Managers was granted authority to manage the day-to-day affairs of the Sponsor under the amended and restated limited liability company agreement of the Sponsor. From May 4, 2026 until July 2, 2026, the Board of Managers consisted of Peter Mintzberg, Edward McGee, and Craig Salm.

Effective July 2, 2026, Kathryn Masci was appointed to serve as Interim Chief Financial Officer of the Sponsor. Ms. Masci was appointed as a member of the Board of Managers and as principal financial and accounting officer of the registrant, and Edward McGee stepped down as Chief Financial Officer, principal financial and accounting officer and a member of the Board of Managers. From and after July 2, 2026, the Board of Managers consists of Peter Mintzberg, Kathryn Masci, and Craig Salm. Mr. Mintzberg, Ms. Masci, and Mr. Salm are granted authority to manage the day-to-day affairs of the Sponsor under the amended and restated limited liability company agreement of the Sponsor.

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

Prior to January 1, 2025, references to the “Sponsor” in this section refer to GSI, and thereafter refer to GSO or GSIS, as applicable. In connection with the Reorganization, the former Board of GSI was reconstituted at GSOIH and in connection with the Management Reorganization, the former board of GSOIH was reconstituted at Grayscale Investments. Prior to January 1, 2025, any references to the “Board” refer to the board of directors of Grayscale Investments, LLC, the former sponsor of the Trust. From January 1, 2025 to October 22, 2025, any references to the “Board” refer to the board of directors of GSOIH. From October 22, 2025 to May 4, 2026, any references to the “Board” refer to the board of directors of Grayscale Investments. From and after May 4, 2026, any references to the “Board of Managers” or the “Board” refer to the Board of Managers of the Sponsor.

Peter Mintzberg, Board Member and Chief Executive Officer

Peter Mintzberg, 58, has been the Chief Executive Officer of the Sponsor since August 2024 and has served as a member of the Board of Managers since May 2026. Mr. Mintzberg joins the Sponsor from Goldman Sachs, where he served as Global Head of Strategy for Asset and Wealth Management. Prior, he held several global leadership roles in Strategy, M&A, and Investor Relations at BlackRock, Apollo, OppenheimerFunds, and Invesco. With deep knowledge across a broad base of client types and asset classes, Mr. Mintzberg has over two decades of experience developing and executing strategy and innovating to drive growth. Mr. Mintzberg started his career working at McKinsey & Co. in New York, San Francisco, and São Paulo, focused on the financial services and technology sectors. Mr. Mintzberg was recognized as a Latino leader in Finance by The Alumni Society in 2018, and was selected as a David Rockefeller Fellow in the 2016-2017 Class by the Partnership for New York City. He earned a bachelor’s degree in engineering from the Universidade Federal Rio de Janeiro, and an MBA from Harvard University.

Kathryn Masci, Board Member and Interim Chief Financial Officer

Kathryn Masci, 34, has served as Interim Chief Financial Officer of the Sponsor and as a member of the Board of Managers since July 2, 2026. Ms. Masci has served as Senior Vice President of Finance of Grayscale since January 2026 and has been with Grayscale since May 2020. Prior to serving as Senior Vice President of Finance, Ms. Masci held various finance and accounting roles at Grayscale. Prior to joining Grayscale, Ms. Masci served as Assistant Controller at Garrison Capital Inc., a publicly traded business development company, from July 2019 to May 2020. Before joining Garrison Capital, Ms. Masci served as a Senior Financial Reporting Associate at Pzena Investment Management, Inc., a publicly traded investment management firm, where she oversaw financial reporting and accounting policy from October 2016 to July 2019. From July 2014 to October 2016, Ms. Masci worked at Ernst & Young LLP in the Banking & Capital Markets and Professional Practice groups, providing audit and advisory services to financial services clients and supporting the consultation and accounting policy process for financial services audit teams. Ms. Masci earned her Bachelor of Science and Master of Science degrees in Accounting from the School of Management at Binghamton University, State University of New York. Ms. Masci is a Certified Public Accountant licensed in the state of New York.

Craig Salm, Board Member and Chief Legal Officer

Craig Salm, 38, has been the Chief Legal Officer of Grayscale since 2022 and has served as a member of the Board of Managers since May 2026. Before serving as Chief Legal Officer, Mr. Salm was Director, Legal since January 2020 and Associate, Legal since January 2018. Prior to joining Grayscale, Mr. Salm was a corporate associate at Paul Weiss and a member of its Capital Markets & Securities Group—primarily focused on representing issuers, private equity sponsors, investment banks, hedge funds and other stakeholders in corporate finance transactions, as well as advising on securities law and corporate governance matters. Mr. Salm earned his Bachelor of Science from the University of Michigan and his Juris Doctor from the Benjamin N. Cardozo School of Law. Mr. Salm serves as a member of the Blockchain Association and a member of the Crypto Ratings Council.

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans and Related Stockholder Matters

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

The Trust does not have any directors, officers or employees. The following table sets forth certain information with respect to the beneficial ownership of the Shares for (i) each person that, to the Sponsor’s knowledge based on the records of the Transfer Agent and other ownership information provided to the Sponsor, owns beneficially a significant portion of the Shares; (ii) each member of the Board of Managers and executive officer of the Sponsor individually; and (iii) all members of the Board of Managers and executive officers of the Sponsor as a group.

The number of Shares beneficially owned and percentages of beneficial ownership set forth below are based on the number of Shares outstanding as of August 31, 2026.

In accordance with the rules of the SEC, beneficial ownership includes voting or investment power with respect to securities.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Beneficial Ownership
Significant Shareholders:
Digital Currency Group, Inc.(1)	*	* %
Members of the Board of Managers, Executive Officers & Other Named Executive Officers of the Sponsor:(2)
Peter Mintzberg	*	* %
Kathryn Masci	*	* %
Craig Salm	*	* %
Members of the Board of Managers, Executive Officers & Other Named Executive Officers of the Sponsor as a group	*	* %

(1)
On March 2, 2022, the Board approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $30 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through March 31, 2022, DCG has purchased a total of $1.8 million worth of Shares of the Trust. From April 1, 2022 through August 31, 2026, DCG did not purchase any Shares of the Trust under this authorization.
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

Digital Currency Group, Inc.

DCG is (i) the indirect parent company of the Sponsor, (ii) the indirect parent company of Grayscale Securities, the only acting Authorized Participant as of the date of this Annual Report, and (iii) a minority interest holder in Kraken, one of the Digital Asset Trading Platforms included in the Index, representing less than 1.0% of its equity.

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

Item 14. Principal Accountant Fees and Services

Fees for services performed by KPMG LLP (“KPMG”), for the years ended June 30, 2026 and 2025:

	Years Ended June 30,
	2026	2025
Audit fees	$156,000	$120,000
Total	$156,000	$120,000

In the table above, in accordance with the SEC’s definitions and rules, Audit Fees are fees paid to KPMG for professional services for the audit of the Trust’s financial statements included in the annual report on Form 10-K and review of financial statements included in the quarterly reports on Form 10-Q, and for services that are normally provided by the accountants in connection with regulatory filings or engagements.

Pre-Approved Policies and Procedures

The Trust has no board of directors, and as a result, has no audit committee or pre-approval policy with respect to fees paid to its principal accounting firm. Such determinations, including for the fiscal year ended June 30, 2026, are made by the Audit Committee. Prior to January 1, 2025, “Board” refers to the board of directors of Grayscale Investments, LLC, the former Sponsor of the Trust. From January 1, 2025, to October 22, 2025, “Board” refers to the board of directors of GSOIH. From and after October 22, 2025, “Board” refers to the board of directors of Grayscale Investments. From and after May 4, 2026, “Board” refers to the Board of Managers of the Sponsor.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

4.3

Amendment No. 2 to the Amended and Restated Declaration of Trust and Trust Agreement (incorporated by reference to Exhibit 4.3 of the Registration Statement on Form 10 filed by the Registrant on September 22, 2021).

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

10.1†

Amended and Restated Custodian Agreement, dated June 29, 2022 between the Sponsor and the Custodian (incorporated by reference to Exhibit 10.1 of the Annual Report on Form 10-K filed by the Registrant on September 1, 2022)

10.2

Distribution and Marketing Agreement, dated October 3, 2022, between the Sponsor and Grayscale Securities, LLC (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Registrant on October 3, 2022).

10.3†	Index License Agreement (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Registrant on February 4, 2022).

10.4†

Amendment No. 1 to the Index License Agreement dated June 20, 2023, between the Sponsor and Index Provider (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Registrant on June 23, 2023).

10.5†

Amendment No. 6 to the Index License Agreement, dated March 1, 2025, between the Sponsor and the Index Provider (incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K filed by the Registrant on September 5, 2025).

10.6	Transfer Agency and Service Agreement (incorporated by reference to Exhibit 10.4 of the Registration Statement on Form 10 filed by the Registrant on July 12, 2021).

10.7†	Assignment and Assumption Agreement (incorporated by reference to Exhibit 10.1 of the current report on Form 8-K filed by the Registrant on January 3, 2025).

10.8†	Coinbase Assignment Agreement (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the Registrant on January 3, 2025).

10.9†	Prime Broker Agreement, dated October 3, 2025, between the Sponsor and the Prime Broker (incorporated by reference to Exhibit 10.1 of the Form 8-K filed by the Registrant on October 9, 2025).

10.10†

Fund Administration and Accounting Agreement, dated October 9, 2025, between the Sponsor and BNY Mellon Asset Servicing (incorporated by reference to Exhibit 10.2 of the current report on Form 8-K filed by the Registrant on October 9, 2025).

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

Grayscale Investments Sponsors, LLC as Sponsor of Grayscale Litecoin Trust (LTC)

By:	/s/ Peter Mintzberg
	Name:	Peter Mintzberg
	Title:	Member of the Board of Managers and Chief Executive Officer (Principal Executive Officer)*

By:	/s/ Kathryn Masci
	Name:	Kathryn Masci
	Title:	Member of the Board of Managers and Interim Chief Financial Officer (Principal Financial and Accounting Officer)*

By:	/s/ Craig Salm
	Name:	Craig Salm
	Title:	Member of the Board of Managers and Chief Legal Officer*

Date: September 3, 2026

* The Registrant is a trust and the persons are signing in their capacities as officers and managers of Grayscale Investments Sponsors, LLC, the Sponsor of the Registrant.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Sponsor of

Grayscale Litecoin Trust (LTC):

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of Grayscale Litecoin Trust (LTC) (the Trust), including the schedules of investment, as of June 30, 2026 and June 30, 2025, the related statements of operations, and changes in net assets for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of June 30, 2026 and June 30, 2025, and the results of its operations and the changes in its net assets for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

We have served as the Trust’s auditor since 2024.

New York, New York

September 3, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Sponsor of
Grayscale Litecoin Trust (LTC)

Opinion on the Financial Statements

We have audited the statements of operations and changes in net assets of Grayscale Litecoin Trust (LTC) (the “Trust”) for the year ended June 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the results of its operations for the year ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the management of the Trust’s Sponsor, Grayscale Investments Sponsors, LLC. Our responsibility is to express an opinion on the Trust’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

New York, New York

September 6, 2024

GRAYSCALE LITECOIN TRUST (LTC)

STATEMENTS OF ASSETS AND LIABILITIES

(Amounts in thousands, except Share and per Share amounts)

	June 30,
	2026	2025
Assets:
Investment in LTC, at fair value (cost $178,200 and $182,711 as of June 30, 2026 and 2025, respectively)	$82,307	$175,867
Total assets	$82,307	$175,867
Liabilities:
Sponsor’s Fee payable, related party	$-	$-
Total liabilities	-	-
Net assets	$82,307	$175,867
Shares issued and outstanding, no par value (unlimited Shares authorized)	24,252,100	24,252,100
Principal Market NAV per Share	$3.39	$7.25

See accompanying notes to financial statements.

GRAYSCALE LITECOIN TRUST (LTC)

SCHEDULES OF INVESTMENT

(Amounts in thousands, except quantity of LTC and percentages)

June 30, 2026
	Quantity of LTC	Cost	Fair Value	% of Net Assets
Investment in LTC	1,969,057.14487396	$178,200	$82,307	100%
Total Investment		$178,200	$82,307	100%
Net assets			$82,307	100%

June 30, 2025
	Quantity of LTC	Cost	Fair Value	% of Net Assets
Investment in LTC	2,018,905.79240947	$182,711	$175,867	100%
Total Investment		$182,711	$175,867	100%
Net assets			$175,867	100%

See accompanying notes to financial statements.

GRAYSCALE LITECOIN TRUST (LTC)

STATEMENTS OF OPERATIONS

(Amounts in thousands)

	Years Ended June 30,
	2026	2025	2024
Investment income:
Investment income	$-	$-	$-
Expenses:
Sponsor’s Fee, related party	3,933	4,345	2,989
Net investment loss	(3,933)	(4,345)	(2,989)
Net realized and unrealized (loss) gain from:
Net realized loss on investment in LTC	(578)	(104)	(622)
Net change in unrealized appreciation/depreciation on investment in LTC	(89,049)	23,859	(48,686)
Net realized and unrealized (loss) gain on investment	(89,627)	23,755	(49,308)
Net (decrease) increase in net assets resulting from operations	$(93,560)	$19,410	$(52,297)

See accompanying notes to financial statements.

GRAYSCALE LITECOIN TRUST (LTC)

STATEMENTS OF CHANGES IN NET ASSETS

(Amounts in thousands, except change in Shares outstanding)

	Years Ended June 30,
	2026	2025	2024
(Decrease) increase in net assets from operations:
Net investment loss	$(3,933)	$(4,345)	$(2,989)
Net realized loss on investment in LTC	(578)	(104)	(622)
Net change in unrealized appreciation/depreciation on investment in LTC	(89,049)	23,859	(48,686)
Net (decrease) increase in net assets resulting from operations	(93,560)	19,410	(52,297)
Increase in net assets from capital share transactions:
Shares issued	-	22,624	27,463
Net increase in net assets resulting from capital share transactions	-	22,624	27,463
Total (decrease) increase in net assets from operations and capital share transactions	(93,560)	42,034	(24,834)
Net assets:
Beginning of year	175,867	133,833	158,667
End of year	$82,307	$175,867	$133,833
Change in Shares outstanding:
Shares outstanding at beginning of year	24,252,100	21,019,200	17,204,700
Shares issued	-	3,232,900	3,814,500
Net increase in Shares	-	3,232,900	3,814,500
Shares outstanding at end of year	24,252,100	24,252,100	21,019,200

See accompanying notes to financial statements.

GRAYSCALE LITECOIN TRUST (LTC)

NOTES TO THE FINANCIAL STATEMENTS

1. Organization

Grayscale Litecoin Trust (LTC) (the “Trust”) is a Delaware Statutory Trust that was formed on January 26, 2018 and commenced operations on March 1, 2018. In general, the Trust holds Litecoin (“LTC”) and, from time to time, issues common units of fractional undivided beneficial interest (“Shares”) (in minimum baskets of 100 Shares, referred to as “Baskets”) in exchange for LTC. As of June 30, 2026, the Trust did not operate a redemption program. Subject to receipt of regulatory approval and approval by the Sponsor in its sole discretion, the Trust may in the future operate a redemption program. The Trust’s investment objective is for the value of the Shares (based on the LTC per Share) to reflect the value of the LTC held by the Trust, less the Trust’s expenses and other liabilities.

Grayscale Investments, LLC (“GSI”) was the sponsor of the Trust before January 1, 2025, Grayscale Operating, LLC (“GSO”) was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025, and Grayscale Investments Sponsors, LLC (“GSIS” or the “Sponsor”) was the co-sponsor of the Trust from January 1, 2025 to May 3, 2025 and is the sole remaining sponsor thereafter. GSI was, and each of GSO and GSIS are, a consolidated subsidiary of Digital Currency Group, Inc. (“DCG”). The Sponsor is responsible for the day-to-day administration of the Trust pursuant to the provisions of the Amended and Restated Declaration of Trust and Trust Agreement between the Trustee and the Sponsor establishing and governing the operations of the Trust, as amended by Amendments No. 1, No. 2 and No. 3 thereto and as the same may be further amended from time to time (the “Trust Agreement”). The Sponsor is responsible for preparing and providing annual and quarterly reports on behalf of the Trust to investors and is also responsible for selecting and monitoring the Trust’s service providers. As partial consideration for the Sponsor’s services, the Trust pays a fee to the Sponsor, calculated as 2.5% of the aggregate value of the Trust’s assets, less its liabilities (which include any accrued but unpaid expenses up to, but excluding, the date of calculation), as calculated and published by the Sponsor or its delegates in the manner set forth in the Trust Agreement (the “Sponsor’s Fee”). The Sponsor also acts as the sponsor and manager of other single-asset and diversified investment products, each of which is an affiliate of the Trust. Information related to the affiliated investment products can be found on the Sponsor’s website at www.grayscale.com/resources/regulatory-filings. Any information contained on or linked from such website is not part of nor incorporated by reference into these audited financial statements.

Authorized participants of the Trust (the “Authorized Participants”) are the only entities who may place orders to create or, if permitted, redeem Baskets. Grayscale Securities, LLC (“Grayscale Securities” or, in such capacity, an “Authorized Participant”), a registered broker-dealer and affiliate of the Sponsor, is the only Authorized Participant, and is party to a participant agreement with the Sponsor and the Trust. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor. Service provider that facilitates the purchase of LTC in connection with the creation of Baskets (the “Liquidity Providers”) who are unaffiliated with the Trust may be engaged from time to time and at any time.

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

The Trust may also receive Incidental Rights and/or IR Virtual Currency as a result of the Trust’s investment in LTC, in accordance with the terms of the Trust Agreement. Incidental Rights are rights to claim, or otherwise establish dominion and control over, any virtual currency or other asset or right, which rights are incident to the Trust’s ownership of LTC and arise without any action of the Trust, or of the Sponsor or Trustee (CSC Delaware Trust Company) on behalf of the Trust; IR Virtual Currency is any virtual currency tokens, or other asset or right, received by the Trust through the exercise (subject to the applicable provisions of the Trust Agreement) of any Incidental Right.

The Trust’s Shares have traded on OTC Markets since August 18, 2020. The Trust’s trading symbol on OTCQX is “LTCN” and the CUSIP number for its Shares is 38963W104.

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

In determining which of the eligible Digital Asset Markets is the Trust’s principal market, the Trust reviews these criteria in the following order:

First, the Trust reviews a list of Digital Asset Markets that maintain practices and policies designed to comply with anti-money laundering and know-your-customer regulations, and non-Digital Asset Trading Platform Markets that the Trust reasonably believes are operating in compliance with applicable law, including federal and state licensing requirements, based upon information and assurances provided to it by each market.

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

		Fair Value Measurement Using
(Amounts in thousands)	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2026
Assets
Investment in LTC	$82,307	$82,307	$-	$-
June 30, 2025
Assets
Investment in LTC	$175,867	$175,867	$-	$-

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

3. Fair Value of LTC

LTC is held by the Custodian on behalf of the Trust and is carried at fair value. As of June 30, 2026, 2025 and 2024 the Trust held 1,969,057.14487396, 2,018,905.79240947 and 1,794,013.32656083 LTC, respectively.

The Trust determined the fair value per LTC to be $41.80, $87.11, and $74.60 on June 30, 2026, 2025 and 2024 respectively, using the price provided at 4:00 p.m., New York time, by the Digital Asset Trading Platform Market considered to be the Trust’s principal market (Coinbase).

The following represents the changes in quantity of LTC and the respective fair value:

(Amounts in thousands, except LTC amounts)	Quantity	Fair Value
Balance at June 30, 2023	1,505,668.18819118	$158,667
LTC contributed	327,131.54011692	27,463
LTC distributed for Sponsor’s Fee, related party	(38,786.40174727)	(2,989)
Net change in unrealized appreciation/depreciation on investment in LTC	-	(48,686)
Net realized loss on investment in LTC	-	(622)
Balance at June 30, 2024	1,794,013.32656083	$133,833
LTC contributed	274,057.77826677	22,624
LTC distributed for Sponsor’s Fee, related party	(49,165.31241813)	(4,345)
Net change in unrealized appreciation/depreciation on investment in LTC	-	23,859
Net realized loss on investment in LTC	-	(104)
Balance at June 30, 2025	2,018,905.79240947	$175,867
LTC contributed	-	-
LTC distributed for Sponsor’s Fee, related party	(49,848.64753551)	(3,933)
Net change in unrealized appreciation/depreciation on investment in LTC	-	(89,049)
Net realized loss on investment in LTC	-	(578)
Balance at June 30, 2026	1,969,057.14487396	$82,307

4. Creations and Redemptions of Shares

The Trust creates (and, should the Trust commence a redemption program, redeems) Shares from time to time, but only in one or more Baskets issued to the Authorized Participant in exchange for the delivery of LTC to the Trust or the distribution of LTC by the Trust. The amount of LTC required for each Creation Basket or redemption Basket is determined by dividing (x) the amount of LTC owned by the Trust at 4:00 p.m., New York time, on such trade date of a creation or redemption order, after deducting the amount of LTC representing the U.S. dollar value of accrued but unpaid fees and expenses of the Trust, by (y) the number of Shares outstanding at such time and multiplying the quotient obtained by 100. Each Share represented approximately 0.0812 and 0.0832 of one LTC at June 30, 2026 and 2025, respectively. The decrease in the amount of LTC represented by each Share is primarily a result of the periodic withdrawal of LTC to pay the Sponsor’s Fee. A “Creation Basket” is a Basket of Shares issued by the Trust upon deposits of the Basket Amount required for each such Creation Basket.

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

In accordance with U.S. GAAP, the Trust has defined the threshold for recognizing the benefits of tax positions in the financial statements as “more-likely-than-not” to be sustained by the applicable taxing authority and requires measurement of a tax position meeting the “more-likely-than-not” threshold, based on the largest benefit that is more than 50% likely to be realized. Tax positions deemed to meet the “more-likely-than-not” threshold are recorded as a tax benefit in the current period. As of and during the years ended June 30, 2026, 2025, and 2024, the Trust did not have a liability for any unrecognized tax amounts. However, the Sponsor’s conclusions concerning its determination of “more-likely-than-not” tax positions may be subject to review and adjustment at a later date based on factors including, but not limited to, further implementation guidance, and ongoing analyses of and changes to tax laws, regulations and interpretations thereof.

The Sponsor of the Trust has evaluated whether or not there are uncertain tax positions that require financial statement recognition and has determined that no reserves for uncertain tax positions related to federal, state and local income taxes existed as of June 30, 2026 or 2025.

6. Related Parties

The Trust considered the following entities, their directors, and certain employees to be related parties of the Trust as of June 30, 2026: DCG, GSO, GSIS, and Grayscale Securities. As of June 30, 2026 and 2025, 7,037 and 166,861, Shares of the Trust were held by related parties of the Trust, respectively.

On October 22, 2025, GSO Intermediate Holdings Corporation (“GSOIH”), a Delaware corporation which was the sole managing member of GSO, consummated an internal corporate reorganization (the “Management Reorganization”), pursuant to which GSOIH transferred a portion of its common membership units of GSO for Class A shares of Grayscale Investments, Inc. (“Grayscale Investments”), a Delaware corporation incorporated in connection with the Management Reorganization, and ceded its managing member rights in GSO to Grayscale Investments. As a result of the Management Reorganization, Grayscale Investments is now the sole managing member of GSO, the sole member of the Sponsor.

On October 22, 2025, as a result of the Management Reorganization, DCG Grayscale Holdco, LLC (“DCG Holdco”), the sole stockholder of Grayscale Investments, elected a board of directors (the “Board”) at Grayscale Investments. As a result of the Management Reorganization, the Board of Grayscale Investments was responsible for managing and directing the affairs of the Sponsor from October 22, 2025 to May 4, 2026 and consisted of Barry Silbert, Mark Shifke, Simon Koster, Peter Mintzberg and Edward McGee, mostly the same members as the board of directors of GSOIH prior to the Management Reorganization.

On May 4, 2026, a Board of Managers of Grayscale Investments Sponsors, LLC (the “Board of Managers”) was created to manage and direct the affairs of the Sponsor, under authority delegated by the Board. While the Board retains overall oversight of Grayscale Investments and its subsidiaries as a whole, including the Sponsor, the Board of Managers was granted authority to manage the day-to-day affairs of the Sponsor under the amended and restated limited liability company agreement of the Sponsor. From May 4, 2026 until July 2, 2026, the Board of Managers consisted of Peter Mintzberg, Edward McGee, and Craig Salm.

Effective July 2, 2026, Kathryn Masci was appointed to serve as Interim Chief Financial Officer of the Sponsor. Ms. Masci was appointed as a member of the Board of Managers and as principal financial and accounting officer of the registrant, and Edward McGee stepped down as Chief Financial Officer, principal financial and accounting officer and a member of the Board of Managers. From and after July 2, 2026, the Board of Managers consists of Peter Mintzberg, Kathryn Masci, and Craig Salm. Mr. Mintzberg, Ms. Masci, and Mr. Salm are granted authority to manage the day-to-day affairs of the Sponsor under the amended and restated limited liability company agreement of the Sponsor.

The Sponsor’s Fee accrues daily in U.S. dollars and is payable in LTC, monthly in arrears. The amount of LTC payable in respect of each daily U.S. dollar accrual will be determined by reference to the same U.S. dollar value of LTC used to determine such accrual. For purposes of these financial statements, the U.S. dollar value of LTC is determined by reference to the Digital Asset Trading Platform Market that the Trust considers its principal market as of 4:00 p.m., New York time, on each valuation date. The Trust held no Incidental Rights or IR Virtual Currency as of June 30, 2026 and 2025. No Incidental Rights or IR Virtual Currencies have been distributed in payment of the Sponsor’s Fee during the years ended June 30, 2026, 2025 and 2024.

As partial consideration for receipt of the Sponsor’s Fee, the Sponsor is obligated under the Trust Agreement to assume and pay all fees and other expenses incurred by the Trust in the ordinary course of its affairs, excluding taxes, but including marketing fees; administrator fees, if any; custodian fees; transfer agent fees; trustee fees; the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including customary legal, marketing and audit fees and expenses) in an amount up to $600,000 in any given fiscal year; ordinary course legal fees and expenses; audit fees; regulatory fees, including, if applicable, any fees relating to the registration of the Shares under the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended; printing and mailing costs; the costs of maintaining the Trust’s website and applicable license fees (together, the “Sponsor-paid Expenses”).

The Trust may incur certain extraordinary, non-recurring expenses that are not Sponsor-paid Expenses, including, but not limited to, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of shareholders (including in connection with any Incidental Rights and any IR Virtual Currency), any indemnification of the Custodian or other agents, service providers or counterparties of the Trust, the fees and expenses related to the listing, quotation or trading of the Shares on any secondary market (including legal, marketing and audit fees and expenses) to the extent exceeding $600,000 in any given fiscal year and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters (collectively “Additional Trust Expenses”). In such circumstances, the Sponsor or its delegate (i) will instruct the Custodian to withdraw from the Digital Asset Account (segregated custody accounts to store private keys, which allow for the transfer of ownership or control of the Trust’s LTC, on the Trust’s behalf) LTC, Incidental Rights and/or IR Virtual Currency in such quantity as may be necessary to permit payment of such Additional Trust Expenses and (ii) may either (x) cause the Trust to convert such LTC, Incidental Rights and/or IR Virtual Currency into U.S. dollars or other fiat currencies at the price per single unit of such asset, determined net of any associated fees, at which the

Trust is able to sell such asset for U.S. dollars (or other applicable fiat currency) at such time to enable the Trust to timely pay any Additional Trust Expenses, through use of the Sponsor’s commercially reasonable efforts to obtain the highest such price or (y) when the Sponsor incurs such expenses on behalf of the Trust, cause the Trust (or its delegate) to deliver such LTC, Incidental Rights and/or IR Virtual Currency in kind to the Sponsor, in each case in such quantity as may be necessary to permit payment of such Additional Trust Expenses.

For the years ended June 30, 2026, 2025 and 2024, the Trust incurred Sponsor’s Fees of $3,933,026, $4,344,551 and $2,989,194, respectively. As of June 30, 2026 and 2025, there were no accrued and unpaid Sponsor’s Fees. In addition, the Sponsor may pay Additional Trust Expenses on behalf of the Trust, which are reimbursable by the Trust to the Sponsor. For the years ended June 30, 2026, 2025 and 2024, the Sponsor did not pay any Additional Trust Expenses on behalf of the Trust.

On March 2, 2022, the board of the Sponsor (the “Board”) approved the purchase by DCG, the indirect parent company of the Sponsor, of up to $30 million worth of Shares of the Trust. Subsequently, DCG authorized such purchase. The Share purchase authorization does not obligate DCG to acquire any specific number of Shares in any period, and may be expanded, extended, modified, or discontinued at any time. From March 2, 2022 through March 31, 2022, DCG purchased a total of $1.8 million worth of Shares of the Trust. From April 1, 2022 through June 30, 2026, DCG had not purchased any Shares of the Trust under this authorization.

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

8. Quarterly Statements of Operations

Fiscal Year Ended June 30, 2026

	Three Months Ended (unaudited)
(Amounts in thousands)	Sept-30, 2025	Dec-31, 2025	Mar-31, 2026	Jun-30, 2026	Year Ended June 30, 2026
Expenses
Sponsor’s Fee, related party	$1,393	$1,155	753	$632	$3,933
Net investment loss	$(1,393)	$(1,155)	$(753)	$(632)	$(3,933)
Net realized and unrealized loss from:
Net realized gain (loss) on investment in LTC	245	14	(355)	(482)	(578)
Net change in unrealized appreciation/depreciation on investment in LTC	39,686	(60,553)	(44,589)	(23,593)	(89,049)
Net realized and unrealized gain (loss) on investment	39,931	(60,539)	(44,944)	(24,075)	(89,627)
Net increase (decrease) in net assets resulting from operations	$38,538	$(61,694)	$(45,697)	$(24,707)	$(93,560)

Fiscal Year Ended June 30, 2025

	Three Months Ended (unaudited)
(Amounts in thousands)	Sept-30, 2024	Dec-31, 2024	Mar-31, 2025	Jun-30, 2025	Year Ended June 30, 2025
Expenses
Sponsor’s Fee, related party	$770	$1,105	$1,371	$1,099	$4,345
Net investment loss	$(770)	$(1,105)	$(1,371)	$(1,099)	$(4,345)
Net realized and unrealized (loss) gain from:
Net realized (loss) gain on investment in LTC	(287)	(9)	236	(44)	(104)
Net change in unrealized appreciation/depreciation on investment in LTC	(12,977)	69,217	(40,124)	7,743	23,859
Net realized and unrealized (loss) gain on investment	(13,264)	69,208	(39,888)	7,699	23,755
Net (decrease) increase in net assets resulting from operations	$(14,034)	$68,103	$(41,259)	$6,600	$19,410

9. Financial Highlights Per Share Performance

	Years Ended June 30,
	2026	2025	2024
Per Share Data:
Principal Market NAV, beginning of year	$7.25	$6.37	$9.22
Net (decrease) increase in net assets from investment operations:
Net investment loss	(0.16)	(0.19)	(0.17)
Net realized and unrealized (loss) gain	(3.70)	1.07	(2.68)
Net (decrease) increase in net assets resulting from operations	(3.86)	0.88	(2.85)
Principal Market NAV, end of year	$3.39	$7.25	$6.37
Total return	-53.24%	13.81%	-30.91%
Ratios to average net assets:
Net investment loss	-2.50%	-2.50%	-2.50%
Expenses	-2.50%	-2.50%	-2.50%

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

11. Subsequent Events

The Sponsor has evaluated all subsequent events through the issuance of the financial statements and has noted no other events requiring adjustment or additional disclosure in the financial statements.